Form 10QSB
period 1998-06-30
TEAM COMMUNICATION GROUP INC
filed 1998-09-14
CIK 1035700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-6739

                         TEAM COMMUNICATIONS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                 95-4519215
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)
                       12300 WILSHIRE BOULEVARD, SUITE 400
                LOS ANGELES, CALIFORNIA                90025

       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 442-3500

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        On September 11, 1998, the registrant had outstanding 2,831,092 shares of Common Stock, no par value.

                         TEAM COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS


                                                                            JUNE 30,
                                                                              1998
                                                                              ----
Cash and cash equivalents ......................................          $     2,800

Trade receivables, less allowance for doubtful accounts of $0 ..            9,111,500
Television program costs, less accumulated amortization of
$3,670,900......................................................            6,419,300
Due from officer ...............................................              145,900
Fixed assets, net ..............................................               22,100
Organizational costs and other assets ..........................            1,103,200
                                                                           ----------
          Total assets .........................................           16,804,800

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities ......           $ 5,576,700
Deferred revenue ...............................................              688,700
Accrued participations .........................................              854,000
 ................................................................            6,393,000
Notes payable
Accrued interest ...............................................            1,266,300
Shareholder loan and note payable ..............................              740,000
                                                                           ----------
          Total liabilities ....................................           15,518,700
                                                                           ----------

Shareholders' deficit:
     Preferred stock, no par value; 2,000,000 shares authorized;
      no shares issued and outstanding .........................                    0
     Common stock, no par value; 18,000,000 shares authorized;
      1,131,344 shares issued and outstanding ..................                1,000
     Paid in capital ...........................................            1,230,100
     Treasury stock receivable .................................                    0
     Accumulated deficit .......................................               55,000
                                                                           ----------
          Total shareholders' equity (deficit) .................            1,286,100
                                                                           ----------
          Total liabilities and shareholders' equity (deficit)..          $16,804,800
                                                                          ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                           FOR THE SIX MONTHS  FOR THE SIX MONTHS   FOR THE THREE       FOR THE THREE
                                                ENDED               ENDED            MONTHS ENDED        MONTHS ENDED
                                             JUNE 30, 1998       JUNE 30, 1997      JUNE 30, 1998       JUNE 30, 1997
                                             -------------       -------------      -------------       -------------
Revenues ...........................          $3,215,900          $3,473,100          $1,642,500          $2,764,700
Cost of revenues ...................             836,700             984,300             457,700             569,000
Bad Debt Expense ...................                   0             660,000                   0             660,000
General and administrative expense..           1,138,300             987,400             596,800             385,900
                                              ----------          ----------          ----------          ----------
Net income from operations .........           1,240,900             841,400             588,000           1,149,800
Interest expense ...................             622,800             523,400             359,800             251,600
Interest income ....................              91,500             102,700              43,500              30,700
Other income .......................                   0                   0                   0                   0
                                              ----------          ----------          ----------          ----------
Net income before income taxes                   709,600             420,700             271,700             928,900
Provision for income taxes .........              70,000                   0              70,000                   0
                                              ----------          ----------          ----------          ----------
Net income .........................          $  639,600          $  420,700          $  201,700          $  928,900
                                              ==========          ==========          ==========          ==========
Net income per share basic .........          $     0.57          $     0.37          $     0.18          $     0.82
                                              ==========          ==========          ==========          ==========
Weighted average number of shares
     outstanding basic .............           1,131,344           1,131,344           1,131,344           1,131,344
                                              ==========          ==========          ==========          ==========
Net income per share diluted .......          $     0.35          $     0.23          $     0.11          $     0.51
                                              ==========          ==========          ==========          ==========
Weighted average number of shares
     outstanding diluted ...........           1,821,800           1,821,800           1,821,800           1,821,800
                                              ==========          ==========          ==========          ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             FOR THE SIX MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                 ENDED JUNE 30, 1998          ENDED JUNE 30, 1997
                                                                 -------------------          -------------------
  OPERATING ACTIVITIES:
    Net income                                                    $   639,600                     $   420,700
    Adjustments to reconcile net income to cash used for
       operating activities:
       Depreciation and amortization                                    6,900                           6,700
       Provision for doubtful accounts receivable
       Amortization of television program costs                       824,300                         309,200
       Additions to television program costs                       (2,956,600)                       (927,300)
       Amortization of notes payable discount                         131,000                               0
       Changes in assets and liabilities:
       Increase in trade receivables                               (2,370,700)                     (2,489,700)
       Increase in organization costs and other assets               (525,200)                       (162,600)
       Increase in accounts payable, accrued expense are
          other liabilities                                         2,306,200                       1,328,800

       Increase (decrease) in deferred revenue                        113,700                         250,700
       Increase in accrued participations                            (130,800)                         (4,600)
       Increase in accrued interest                                   237,000                         315,400
                                                                  -----------                     -----------
          Net cash used for operating activities                   (1,724,600)                       (952,700)
                                                                  -----------                     -----------
INVESTING ACTIVITIES:
  Purchase of fixed assets                                                  0                               0
  Increase in due to officer                                                0                               0
  Increase in due from officer                                         49,600                         (93,600)
                                                                  -----------                     -----------
          Net cash used for investing activities                       49,600                         (93,600)
                                                                  -----------                     -----------
FINANCING ACTIVITIES:
  Proceeds from shareholder loan and notes payable
  Proceeds from issuance of note payable and warrants               1,563,400                         937,900
  Principal payment on loan due to stockholder                              0                               0
  Principal payment of notes payable                                  (60,000)                              0
  Issuance of common stock                                                  0                               0
                                                                  -----------                     -----------
          Net cash provided by financing activities                 1,503,400                         937,900
                                                                  -----------                     -----------
Net change in cash                                                   (171,600)                       (108,400)
Cash at beginning of period                                           174,400                         214,300
                                                                  -----------                     -----------
Cash at end of period                                             $     2,800                     $   105,900
                                                                  ===========                     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (Unaudited)



                                   Preferred                    Common Stock
                                     Stock
                                                         ----------------------------
                                                                                                      Treasury
                                    Number                  Number                       Paid in        Stock         Accumulated
                                   of Shares     Amount   of Shares        Amount        Capital      Receivable        Deficit
                                                         ------------   ------------  -------------  ------------    -------------
Balance at February 27,  1995..            0           0            0    $         0     $        0    $        0      $          0
Common Stock issued............                             1,024,059          1,000
TPEG settlement                                                                                           (87,000)
Net loss for period from
  February 27, 1995 to
  December 31, 1995............                                                                                          (1,032,500)
                                   ---------   ---------   ----------    -----------     ----------    ----------      ------------
Balance at December 31,
  1995.........................            0           0    1,024,059          1,000              0       (87,000)       (1,032,500)
Transfer of shares by
  principal shareholder to
  notes payable holder.........                                                              45,700
Exchange of treasury stock
  receivable with related
  party for extinguishment
  of TPEG settlement
  payable......................                                                              91,000        87,000
Issuance of shares in
  connection with notes
  payable......................                                79,708              0         84,200
Issuance of warrants in
  connection with private
  placements...................                                                             602,700
Issuance of shares in
  connection with anti-
  dilution provisions of
  convertible promissory
  note.........................                                 4,292
Issuance of shares in
  connection with services
  provided to the Company......                                23,285                        24,700
Waiver of interest on
loan due to Shareholder........                                                              95,000
Net income for year ended
  December 31, 1996............                                                                                                 800
                                   ---------   ---------   ----------    -----------     ----------    ----------      ------------
Balance at 12/31/96............                             1,131,344          1,000        943,300             0        (1,031,700)
Issuance of warrants in
  connection with private
  placement....................                                                             286,800

Net income for year
  ended December 31, 1997......                                                                                             447,100
                                   ---------   ---------   ----------    -----------     ----------    ----------      ------------

Balance at December 31, 1997               0           0    1,131,344    $     1,000     $1,230,100    $        0      $   (584,600)

Net income for the six months
   ended June 30, 1998.........                                                                                             639,600
                                   ---------   ---------   ----------    -----------     ----------    ----------      ------------
                                           0           0   $  131,344    $     1,000     $1,230,100                    $     55,000
                                   =========   =========   ==========    ===========     ==========    ==========      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                         TEAM COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PREPARATION-SIGNIFICANT ACCOUNTING POLICIES:


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the three months ended March 31, 1998, included in the TEAM Communications Group, Inc. ("Company" ) financial report in the Company's registration statement (the "Registration Statement") dated July 29, 1998.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations for the three and six month periods ended June 30, 1998 and cash flows for the six month period ended June 30, 1998, have been included. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company recognizes revenues from licensing agreements covering entertainment product when the product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53 "Financial Reporting by Producers and Distributors of Motion Picture Films."

The Company, as required by SFAS No. 53, values its film cost at the lower of unamortized cost or net realizable value on an individual title basis. Film costs represent those costs incurred in the development, production and distribution of television projects. These costs have been capitalized in accordance with SFAS No. 53. Amortization of film cost is charged to expense and third party participations are accrued using the individual film forecast method whereby expense is recognized in the proportion that current year revenues bear to an estimate of ultimate revenues. These estimates of revenues are prepared and reviewed periodicaly by management.

NOTE 2 -- TELEVISION PROGRAM COSTS:


In April 1998, the Company, as licensee, acquired all television rights for Latin America to "Water Rats" seasons three and four. The license period commenced June 1, 1998 for a ten-year term. The license fee to be paid is $1,512,000. In May 1998, the licensor, under substantially similar terms, acquired the pay television/satellite rights back from the Company for "Water Rats" seasons three and four for a negotiated fee of $882,000. The cost assigned to pay television/satellite rights by the Company was $279,942 and was amortized accordingly, in full, in the period ended June 30, 1998. The revenues generated from the transaction accounted for 27 percent and 54 percent of total revenues for the six months and the three months ended June 30, 1998, respectively. Future monies due by the Company to the licensor will, per an additional agreement, be netted by the amounts due from the licensor to the Company. The Company's payment terms have also been adjusted to a payment of 10 percent of the net balance due by January 1, 1999, with the balance payable in twelve equal installments commencing April 1, 2000.

Television program costs consist of the following:

                                                                           JUNE 30,
                                                                             1998
             In process and development                                 $  2,048,200
             Released, less accumulated amortization                       4,371,100
                                                                        ------------
                Total television program costs                          $  6,419,300
                                                                        ============


NOTE 3 -- LITIGATION AND CONTINGENCIES:

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.


NOTE 4 -- SUBSEQUENT EVENTS:

On July 29, 1998, the Company completed its Initial Public Offering pursuit to the Registration Statement declared effective by the Securities and Exchange Commission. The net proceeds to the Company, from the sale of 1,500,000 shares at the initial offering price of $5.50 per share, was $6,630,500, net of $1,619,500 in expenses related to the offering including underwriters fees and expenses. The proceeds were used to repay debt of $6,133,600 and fund working capital for the Company.

NOTE 5 -- GOING CONCERN:

The Company's financial statements for the six months ended June 30, 1998, has been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company expects to incur substantial expenditures to produce television programs and/or acquire distribution rights to television programs produced by third parties. The Company's working capital plus limited revenue from the licensing of its current inventory of television programs will not be sufficient to fund the Company's ongoing operations, including completing projects that the Company is contractually required to develop or produce. Further, even with the Company successfully raising additional financing, there is no assurance the Company will achieve profitability or positive cash flow.


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended June 30, 1998, the Company reported net income of approximately $202,000 on total revenues of approximately $1,643,000 compared to net income of approximately $929,000 on total revenues of approximately $2,765,000 for the same period ended June 30, 1997. Net income decreased by approximately 78 percent and revenue decreased by approximately 40 percent for the three months ended June 30, 1998, versus the three months ended June 30, 1997. The decrease is primarily due to a library sale of eleven 2-hour movies in June 1997, for approximately $900,000; no similar sales were completed in the three-month period ended June 30, 1998. Also, the Company recognized sales of all television rights for 52 episodes in seasons one and two of the series "Water Rats" in June 1997 for approximately $1,250,000 compared to sales in the three month period ended June 30, 1998, of only the pay television rights for approximately $882,000 on 63 episodes of "Water Rats" seasons three and four (see Note 2).

Cost relating to revenues was $457,700 for the three months ended June 30, 1998 as compared to $569,000 for the three months ended June 30, 1997. The costs relate to amortization of production costs of television programming for which revenue was recognized during the period. Gross profit margin on sales decreased from 79% for the six months ended June 30, 1997 to 72% for the three months ended June 30, 1998, primarily because of the lower profit margins on sale of pay television rights for "Water Rats" season three and four compared to the profit margins on the sales in 1997 for "Water Rats" seasons one and two (see
Note 2). General and administrative expenses were $596,300 for the three months ended June 30, 1998 as compared to $385,900 for the three months ended June 30, 1997. The increase was primarily due consulting and commission expenses relating to interim and production financing. Interest expense was $359,800 for the three months ended June 30, 1998 as compared to $251,600 for the three months ended June 30, 1997. This increase is due to the increase in debt relating to interim and production financing.

For the six months ended June 30, 1998, the Company reported net income of approximately $640,000 compared to net income of approximately $421,000 for the six months ended June 30, 1997. Revenues decreased by 7 percent to approximately $3,216,000 for the six months ended June 30, 1998, compared to approximately $3,473,000 for the six months ended June 30, 1997, as a result of the Company's sales of eleven movies in 1997, as described above, partially offset by a sale of eleven movies of the week acquired from Beyond Entertainment for $825,000 in the period ended March 31, 1998. Cost or revenues was $836,700 for the six months ended June 30, 1998 as compared to $984,300 for the six months ended June 30, 1997. The decrease is attributable to the Company deriving more of its revenue from distribution activity relating to product it owns rather than product acquired from third parties, where up to 70 percent of gross revenue is paid to the third party producers of the product. General and administrative expenses were $1,138,300 for the six months ended June 30, 1998, as compared to $987,400 for the six months ended June 30, 1997. The increase was primarily due consulting and commission expenses relating to interim and production financing. Interest expense was $622,800 for the six months ended June 30, 1998 as compared to $523,400 for the six months ended June 30, 1997. Increase due to the increase in debt relating to interim and production financing.

Interest income was $91,500 for the six months ended June 30, 1998 as compared to $102,700 for the six months ended June 30, 1997. The decrease is due to more interest income derived from amortization of the discount taken under the guidelines of APB 21. Less income was taken in 1998 because a majority of discount has already been amortized.

Trade receivables increased by $1,420,800 for the six months ended June 30, 1998, due to increased revenues. Included in receivables as of June 30, 1998, are receivables from entities domiciled outside the United States. These receivables represent virtually all receivables and 54% of the total assets of the Company. For further information, refer to the financial statements and footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" thereto included in the Company's Registration Statement.

LIQUIDITY AND CAPITAL RESOURCES

The entertainment industry is highly capital intensive. As of June 30, 1998, the Company had a liquidity deficit, defined as cash and cash equivalents plus accounts receivables (net), and due from officer less accounts payable, notes payable, accrued expenses and other liabilities, deferred revenue, accrued participation, shareholder loans and notes payable, and accrued interest, of negative $6,258,500.

The Company has financed its operations from its own sales and production activities, loans from its shareholders which aggregate $2,758,700 as of June 30, 1998, and the sale of its own securities. On July 29, 1998, the Company completed an initial public offering, raising $7,255,500, net of offering expenses including underwriters discounts, fees and expenses, of $994,500. These proceeds were used to repay approximately $5,273,600 of debt, leaving $2,644,900 aggregate principal amount of loans outstanding as of September 1, 1998, $2,349,900 of which matures within one year. The remaining indebtedness carries interest ranging from 10 percent to 16 percent. As of September 1, 1998, the Company had cash and accounts receivable due to be collected with one year of approximately $2,240,000.

The Company continues to pursue financing and search for additional capital. The Company is continuing to explore a variety of financial alternatives to increase its working capital, including implementing a line of credit with a commercial bank, or pursuing other types of debt or equity financings. No assurance can be given that such financing can be obtained or that it will be on reasonably attractive terms. Except for funding future production and acquisitions, management believes that its existing cash resources and collection of receivables will be sufficient to fund its operations for six months. Further, even with the Company successfully raising additional financing, there is no assurance the Company will continue to be profitable or maintain positive cash flow.

When the Company's current indebtedness begins to mature, the Company will be required to repay such indebtedness out of cash flow, extend such obligations or attempt to refinance such obligations. No assurance can be given that the Company will be able to effectuate any of the foregoing alternatives, or that if the Company seeks to extend such obligations or refinance the remaining debt, that such extensions or refinancing alternatives will be on terms which are financially advantageous to the Company.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

Item 6 -- Exhibits and Reports on Form 8-K

Exhibits

27       Financial Data Schedule

Form 8-K

None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 14, 1998

                                            TEAM COMMUNICATIONS GROUP, INC.

                                            By:  /s/ DREW S. LEVIN
                                               ---------------------------------
                                               Drew S. Levin
                                               Chairman of the Board of
                                               Directors and Chief Executive
                                               Officer


                                            By:  /s/ TIMOTHY A. HILL
                                               ---------------------------------
                                               Timothy A. Hill
                                               Chief Financial Officer