Form 10QSB
period 1998-09-30
TEAM COMMUNICATION GROUP INC
filed 1998-11-17
CIK 1035700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-6739

                         TEAM COMMUNICATIONS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                           95-4519215
-------------------------------                              -------------------
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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       On November 12, 1998, the registrant had outstanding 2,820,318 shares of Common Stock, no par value.

                         TEAM COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                                     September 30,
                                                                                         1998
                                                                                      -----------
Cash and cash equivalents                                                             $   840,600
Trade receivables, less allowance for doubtful accounts of $50,000                      6,347,800
Television programming costs, less accumulated amortization of $4,546,700               9,596,800
Due from officer                                                                          145,400
Fixed assets, net                                                                          18,800
Organizational costs and other assets                                                   1,709,500
                                                                                      -----------
           Total Assets                                                                18,658,700

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                              $ 2,796,500
Deferred revenue                                                                          772,800
Accrued participations                                                                         --
Bank line of credit                                                                       790,800
Notes payable                                                                           2,387,700
Accrued interest                                                                          579,800
Shareholder loan and note payable                                                         500,000
                                                                                      -----------

           Total Liabilities                                                            9,638,000
                                                                                      -----------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value; 2,000,000 shares authorized; no shares
      issued and outstanding                                                                   --
      Common stock, no par value; 18,000,000 shares authorized; 2,831,092
      issued and outstanding                                                                1,000
      Paid in capital                                                                   8,949,100
      Retained earnings                                                                    70,700
                                                                                      -----------

           Total shareholders' equity                                                   9,020,800
                                                                                      -----------

           Total liabilities and shareholders' equity                                 $18,658,700
                                                                                      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                     FOR THE NINE MONTHS    FOR THE NINE MONTHS      FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                            ENDED                  ENDED                    ENDED                    ENDED
                                      SEPTEMBER 30, 1998     SEPTEMBER 30, 1997       SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                     -------------------    -------------------      --------------------     --------------------
 Revenues                               $ 9,466,800             $ 5,672,000              $ 6,251,000              $ 2,198,900
 Cost of Revenues                         5,884,500               1,959,000                5,047,700                  974,700
 General and administrative expense       2,234,100               2,190,000                1,095,900                  542,600
                                        -----------             -----------              -----------              -----------

Net income from operations                1,348,200               1,523,000                  107,400                  681,600
 Interest expense                           768,400                 754,500                  145,600                  333,800
 Interest income                            136,000                 (61,800)                  44,500                  (61,800)
 Other income                                    --                      --                       --                       --
                                        -----------             -----------              -----------              -----------

 Net income before income taxes             715,800                 706,700                    6,300                  286,000
 Provision for income taxes                  60,500                      --                   (9,500)                      --
                                        -----------             -----------              -----------              -----------

 Net income                             $   655,300             $   706,700              $    15,800              $   286,000
                                        ===========             ===========              ===========              ===========

 Net income per share basic             $      0.43             $      0.62              $      0.01              $      0.25
                                        ===========             ===========              ===========              ===========

 Weighted average number of shares
      outstanding basic                   1,506,672               1,131,344                2,257,327                1,131,344
                                        ===========             ===========              ===========              ===========

 Net income per share diluted           $      0.30             $      0.39              $      0.01              $      0.16
                                        ===========             ===========              ===========              ===========
                                                 --                      --                       --                        0
 Weighted average number of shares               --                      --                       --                        0
      outstanding diluted                 2,197,128               1,821,800                2,947,783                1,821,800
                                        ===========             ===========              ===========              ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE NINE MONTHS      FOR THE NINE MONTHS
                                                                               ENDED                    ENDED
                                                                         SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                        -------------------      -------------------
OPERATING ACTIVITIES:

     Net income                                                             $   655,300              $   706,700
      Adjustments to reconcile net income to cash used
      for operating activities:
          Depreciation and amortization                                          10,200                    9,900
          Amortization of television programming costs                        1,205,600                1,167,140
          Additions to television programming costs                          (6,515,400)              (1,952,140)
          Amortization of notes payable discount                                131,000                       --
      Changes in assets and liabilities:
          Decrease (increase) in trade receivables                              393,000               (3,921,300)
          Increase in organizational costs and other assets                  (1,131,400)                (125,600)
          Increase (decrease) in accounts payable, accrued
              expenses and other liabilities                                   (474,100)               2,273,300
          Increase in deferred revenue                                          197,900                  341,100
          Increase in accrued participations                                    825,600                  (57,000)
          Increase (decrease) in accrued interest                              (449,400)                 450,200
                                                                            -----------              -----------

              Net cash used for operating activities                         (5,151,700)              (1,107,700)
                                                                            -----------              -----------

INVESTING ACTIVITIES:
      Purchase of fixed assets                                                       --                       --
      Decrease (increase) in due from officer                                    50,100                 (117,800)
                                                                            -----------              -----------

              Net cash provided (used) for investing activities                  50,100                 (117,800)
                                                                            -----------              -----------

FINANCING ACTIVITIES:
     Proceeds from shareholder loan and notes payable                                --                1,024,200
     Proceeds from issuance of note payable and warrants                      2,359,500                       --
     Principal payment on loan due to shareholder                              (240,000)                      --
     Principal payment of notes payable                                      (4,065,300)                      --
     Issuance of common stock                                                 7,713,500                       --
                                                                            -----------              -----------

              Net cash provided by financing activities                       5,767,700                1,024,200
                                                                            -----------              -----------

     Net change in cash                                                         666,100                 (201,300)
     Cash at beginning of period                                                174,400                  214,300
                                                                            -----------              -----------

     Cash at end of period                                                  $   840,500              $    13,000
                                                                            ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                            Preferred Stock          Common Stock
                                          --------------------   ---------------------
                                                                                                                        Retained
                                                                                                         Treasury       Earnings
                                            Number                 Number                    Paid in      Stock       Accumulated
                                          of Shares  Par Value   of Shares    Par Value      Capital    Receivable     (Deficit)
                                          ---------  ---------   ---------    ---------      -------    ----------     ---------
Balance at December 31, 1997                   --      $  --     1,131,344   $    1,000    $1,230,100    $  --       $ (584,600)

Net Income for the nine months
     ended September 30, 1998                  --         --            --           --            --       --          655,300

Issuance of shares in connection
     with the initial public offering          --         --     1,500,000           --     7,255,500       --               --

Issuance of shares in connection
     with the extinguishment of debt           --         --       188,974           --       458,000       --               --

Issuance of warrants in connection
     with the initial public offering          --         --            --           --         5,500       --               --

                                            -----      -----    ----------   ----------    ----------    -----       ----------
Balance at September 30, 1998                  --      $  --     2,820,318   $    1,000    $8,949,100    $  --       $   70,700
                                            =====      =====    ==========   ==========    ==========    =====       ==========


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1998 and cash flows for the nine month period ended September 30, 1998, have been included. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement.

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

The Company recognizes revenues from licensing agreements covering entertainment product when the product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films."

The Company, as required by SFAS No. 53, values its film cost at the lower of unamortized cost or net realizable value on an individual title basis.
Film costs represent those costs
incurred in the development, production and distribution of television projects. These costs have been capitalized in accordance with SFAS No. 53. Amortization of film cost is charged to expense and third party participation are accrued using the individual film forecast method whereby expense is recognized in the proportion that current period revenues bear to an estimate of ultimate revenues. These estimates of revenues are prepared and reviewed periodically by management.


NOTE 2 -- TELEVISION PROGRAM COSTS:


Television program costs consist of the following:


                                                SEPTEMBER 30, 1998
In process and development                           $1,077,300
Released, less accumulated amortization               8,519,500
                                                     ----------
   Total television program costs                    $9,596,800
                                                     ==========


NOTE 3 -- LITIGATION AND CONTINGENCIES:

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE 4 -- NOTE PAYABLE:

Notes payable consists of the following at September 30, 1998, carrying value approximates fair value:

                                              CARRYING VALUE AT
                                              SEPTEMBER 30, 1998
                                              ------------------
Private placements:
  12% secured notes                               $225,000
  10% secured convertible notes                    356,000
  10%  secured convertible notes                    84,000
Promissory notes:
  10% secured promissory note                      250,000
  16% secured note                                 315,000
  11% unsecured promissory note                    124,900
  12% secured notes                              1,032,800
                                                ----------
                                                $2,387,700
                                                ==========

On August 5, 1998, the Company issued 188,974 shares of common stock upon conversion of $322,000, 12% Convertible Note held by AMAE Ventures.

The Company entered into a revolving line of credit with Merchantile National Bank. The credit line is up to $850,000. As of September 30, 1998, the outstanding balance of the line of credit was $790,800. The line of credit is secured by the Company's $860,000 certificate of deposit.

NOTE 5 -- STOCK OFFERING:

On July 29, 1998, the Company completed its Initial Public Offering. The net proceeds to the Company, from the sale of 1,500,000 shares at the initial offering price of $5.50 per share, was $6,630,500, net of $1,619,500 in expenses related to the offering including underwriters fees and expenses. The proceeds were used to repay debt of $5,273,600 and fund working capital for the Company.

NOTE 6 -- GOING CONCERN:

The Company's financial statements for the nine months ended September 30, 1998, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company expects to incur substantial expenditures to produce television programs and/or acquire distribution rights to television programs produced by third parties. The Company's working capital plus limited revenue from the licensing of its current inventory of television programs will not be sufficient to fund the Company's ongoing operations, including maintaining the Company's current overhead and maintaining the Company's current development and marketing activities for the next 12 months. Further, even with the Company successfully raising additional financing, there is no assurance the Company will achieve profitability or positive cash flow.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended September 30, 1998, the Company reported a net income of approximately $15,800 on total revenues of approximately $6,251,000 compared to net income of approximately $286,000 on total revenues of approximately $2,198,900 for the same period ended September 30, 1997. Net income decreased by approximately $270,200 for the three months ended September 30, 1998, versus the three months ended September 30, 1997, primarily due to lesser margins on higher-cost dramatic programming sold in 1998 compared with the sale of certain library programming sold in 1997. Revenue for the period ended September 30, 1998 included approximately $2,600,000 on the delivery of the movie of the week, "Earthquake in New York" to the Fox Family Channel and approximately $2,686,700 on the completion of seven episodes of the dramatic series "Total Recall-2077" for Polygram Television L.L.C., Miramax Film Corp. and certain international territories.

Cost relating to revenues was $5,047,700 for the three months ended September 30, 1998 as compared to $974,700 for the three months ended September 30, 1997. The costs relate to amortization of production costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the three months end September 30, 1998 was 19 percent compared to 56 percent for the period ended September 30, 1997. The lower gross profit margin for the three months ended September 30, 1998 was due to the Company producing higher-cost dramatic television programming with third party partners as opposed to distributing and producing principally reality-based programming owned solely by the Company in the three months ended September 30, 1997. Interest expense was $145,600 for the three months ended September 30, 1998, as compared to $333,800 for the three months ended September 30, 1997. The decrease is due to the retirement of debt from proceeds from the public offering of stock.

For the nine months ended September 30, 1998, the Company reported net income of approximately $655,300 compared to net income of approximately $706,700 for the nine months ended September 30, 1997. Revenues increased by 67 percent to approximately $9,466,800 for the nine months ended September 30, 1998, compared to approximately $5,672,000 for the nine months ended September 30, 1997, as a result of the Company's sales and deliveries of the movie of the week, "Earthquake in New York" and episodes of the series "Total Recall-2077" in 1998. Revenue in 1997 included a library sale of eleven movies of the week for

$900,000. Cost of revenues was $5,844,500 for the nine months ended
September 30, 1998 as compared to $1,959,000 for the nine months ended September 30, 1997. The increase in cost of revenues is attributable to the Company deriving more of its revenues from distribution of dramatic programming produced with third party partners, as described above. General and administrative expenses were $2,234,100 for the nine months ended September 30, 1998, as compared to $2,190,000 for the nine months ended September 30, 1997. Interest expense was $768,400 for the nine months ended September 30, 1998 as compared to $754,500 for the nine months ended September 30, 1997.

Interest income was $136,000 for the nine months ended September 30, 1998 as compared to ($61,800) for the nine months ended September 30, 1997. The negative amount in 1997 is due to a discount taken under the guidelines of APB 21.

Trade receivables at September 30, 1998 were $6,347,800. Included in receivables, as of September 30, 1998, are receivables of $4,387,800 from entities domiciled outside the United States. These international receivables represent approximately 24% of the total assets of the Company. For further information, refer to the financial statements and footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" thereto included in the Company's Registration Statement.

LIQUIDITY AND CAPITAL RESOURCES

The entertainment industry is highly capital intensive. As of September 30, 1998, the Company had a liquidity deficit, defined as cash and cash equivalents plus accounts receivables (net), and due from officer less accounts payable, line of credit, notes payable, accrued expenses and other liabilities, deferred revenue, accrued participation, shareholder loans and notes payable, and accrued interest, of negative $2,304,200.

The Company has financed its operations from its own sales and production activities, notes payables, lines of credit and loans from its shareholders which aggregate $3,678,500 as of September 30, 1998, and the sale of its own securities. On July 29, 1998, the Company completed an initial public offering, raising $7,255,500 net of offering expenses including underwriters discounts, fees and expenses, of $994,500. These proceeds were used to repay approximately $5,273,600 of debt. As of November 13, 1998 the Company has indebtedness, notes payable and shareholder loan, of $2,626,000 which all matures within one year. The Company also has $840,800 outstanding on its line of credit, which is secured with the Company's $860,000 certificate of deposit. As of November 13, 1998, the

Company had cash, other than the $860,000 certificate of deposit securing the line of credit, and accounts receivable due to be collected with one year of approximately $2,254,000.

OUTLOOK

Since the Company's filing of the Registration Statement date July 29, 1998, the Company's sales and collections have been less than anticipated. In part, this is due to economic conditions around the world. In connection therewith, the Company has begun setting reserves and canceling slow paying customers and reselling their programming to more financially stable customers. Also, the Company has elected to use its resources to retire expensive debt with the anticipation of acquiring other interim financing. The Company continues to pursue financing and search for additional capital. The Company is continuing to explore a variety of financial alternatives to increase its working capital, including increasing the Company's line of credit with a commercial bank, or pursuing other types of debt or equity financing. No assurance can be given that such financing can be obtained or that it will be on reasonably attractive terms.

The Company believes that its current resources of cash and accounts receivable will enable it to operate at current expenditure levels through January 15, 1998. If the Company completes a sale of certain acquired programming, which is currently contemplated, the Company will have adequate cash flow to conduct its operations through March 31, 1999. Such belief is based upon certain assumptions, including assumptions regarding the anticipated level of operations and overhead for the Company, the anticipated sales of certain acquired programming, and anticipated expenditures required by the Company for development and production of programming. If sales do not materialize and financing is not completed by these dates, the Company will have to limit its development and production activities, reduce its overhead spending, restructure debt pay outs and take other cost reduction measures. Further, even with the Company successfully raising additional financing, there is no assurance the Company will be profitable or maintain positive cash flow.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

27         Financial Data Schedule

Form 8-K

None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: September 14, 1998


                                             TEAM COMMUNICATIONS GROUP, INC.


                                             By:  /s/ DREW S. LEVIN
                                                  ------------------------------
                                                  Drew S. Levin
                                                  Chairman of the Board of
                                                  Directors and Chief Executive
                                                  Officer


                                             By:  /s/ TIMOTHY A. HILL
                                                  ------------------------------
                                                  Timothy A. Hill
                                                  Chief Financial Officer