Form 10QSB/A
period 1998-09-30
TEAM COMMUNICATION GROUP INC
filed 1998-11-17
CIK 1035700

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

                         TEAM COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                     ASSETS
                                                                                     September 30,
                                                                                         1998
                                                                                      -----------
Cash and cash equivalents                                                             $   840,600
Trade receivables, less allowance for doubtful accounts of $50,000                      6,347,800
Television programming costs, less accumulated amortization of $4,546,700               9,596,800
Due from officer                                                                          145,400
Fixed assets, net                                                                          18,800
Organizational costs and other assets                                                   1,709,500
                                                                                      -----------
           Total Assets                                                                18,658,700

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                              $ 2,796,500
Deferred revenue                                                                          772,800
Accrued participations                                                                  1,810,400
Bank line of credit                                                                       790,800
Notes payable                                                                           2,387,700
Accrued interest                                                                          579,800
Shareholder loan and note payable                                                         500,000
                                                                                      -----------

           Total Liabilities                                                            9,638,000
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


Dated: November 17, 1998


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