Form 10KSB
period 1998-12-31
TEAM COMMUNICATION GROUP INC
filed 1999-04-15
CIK 1035700

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

                         COMMISSION FILE NO. 333-26307

                         TEAM COMMUNICATION GROUP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  CALIFORNIA                                     954519215
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
       12300 WILSHIRE BLVD., SUITE 400,
           LOS ANGELES, CALIFORNIA                                 90025
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (310) 442-3500
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                              TITLE OF EACH CLASS
                                  COMMON STOCK

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were $13,581,900.

     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of April 9, 1999, was approximately $8,250,000.

     The number of shares outstanding of the issuer's common equity as of April 9, 1999, was 3,127,161 shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

     Documents Incorporated by Reference:  None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR HISTORY

     We were formed in February 1995. We have focused our efforts on the development, production and distribution of a variety of television programming, including series, specials and made-for-television movies for exploitation in the domestic and international television market. We derive substantially all of our revenues from production fees earned from our original productions, distribution fees from the exploitation of product acquired from others, and the exploitation of our owned programming.

     Our production activities have focused on (i) family programming produced for U.S. cable and network television channels such as The Discovery Channel, The Family Channel, USA Network, and the Public Broadcasting System ("PBS"), and
(ii) "how-to" instructional series, such as "Simply Style," a 60-episode series which debuted during the third quarter of 1995 on The Learning Channel. In addition, we co-developed and co-produced a reality based five-day per week ("strip") syndicated series, called "Strange Universe," with United/Chris-Craft television stations and Rysher Entertainment. This series, which aired on United/Chris-Craft stations, involved the production of 130 episodes over its two, thirteen week commitments. We have also completed the production of a series of 48 half hour episodes entitled "Amazing Tails," a reality based series focusing on extraordinary pets, which has been financed in conjunction with Friskies Pet Foods, a division of Nestles Food, and advertising leader The Interpublic Group of Companies ("Interpublic"). All episodes of Amazing Tales have been produced and delivered, and the series is currently airing on Discovery Communications' Animal Planet.

     In March 1999 our co-production of 22 episodes of a television series based on the hit movie "Total Recall" began to air on Showtime Networks. We maintain a dramatic development and production department which is developing and will produce movies-of-the-week and drama series for exhibition on network television, cable or ad hoc networks of independent stations which sometimes form to air special programming. We also maintain an international sales force and currently have distribution rights to approximately 335 half-hours of family and documentary series and specials, and 190 hours of dramatic series and films. We are also developing a wide variety of family, dramatic, reality-based and children's programing.

RECENT DEVELOPMENTS; CERTAIN CONSIDERATIONS

     This Annual Report contains forward-looking statements regarding contemplated operations which involve risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and discussed elsewhere in this Form 10KSB.

     Going Concern Assumption. The independent accountants' report included in our financial statements for each of the fiscal years since our formation, including those for the fiscal year ended December 31, 1998, contain an explanatory paragraph indicating that our financial condition raises substantial doubt as to our ability to continue as a going concern. There can be no assurance that future financial statements will not include a similar explanatory paragraph if we remain unable to raise sufficient funds or generate sufficient cash flow from operations to cover the cost of our operations. The existence of such an explanatory paragraph may have a material adverse effect on our relationship with third parties who are concerned about our ability to complete projects that we are contractually required to develop or produce, and could also impact our ability to complete future financings.

     Limited Operating History; Liquidity Deficit. We were formed in February 1995, and thus we have a limited operating history. Although we have generated profitable operations during each of the fiscal years ended December 31, 1996, 1997 and 1998, we have experienced a negative cash flow from operations during such periods. No assurance can be given that we will continue to be profitable in the foreseeable future or that we will be able to generate positive cash flow from our operations. Implementation of our business plan is subject to all the risks inherent in the establishment of a new business enterprise, including potential operating losses. In addition, we will be subject to certain factors affecting the entertainment industry generally, such as sensitivity to general economic conditions, critical acceptance of our products and intense competition. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business.

     As of December 31, 1998, we had an accumulated deficit of ($179,500) and a liquidity deficit of ($3,718,300), such deficit being defined as (i) cash and cash equivalents plus accounts receivable (net), and the amount due from officer less (ii) accounts payable, accrued expenses and other liabilities, deferred revenue, accrued participations, notes payable, shareholder loan and note payable, and accrued interest.

     Additional Capital Requirements; Existing Defaults; Dilution; No Assurance Of Future Financings. The entertainment industry is highly capital intensive. Despite our public offering, our operations have been hurt by ongoing capital shortages caused by a slowness in collecting receivables and the inability to complete a long term banking relationship. Despite these problems, we have attempted to address our capital requirements by (i) selling up to $3,000,000 in convertible debt, $1,850,000 of which has been subscribed for, (ii) entering into a letter of intent to complete an offering of our Common Stock on the German Bourse market (the "German Offering"), and (iii) entering into an agreement with an investment banking firm to provide up to $3,000,000 of additional debt financing, with warrants, as a bridge to the German Offering.

     These financings in general, and the convertible debt financing in particular, may be dilutive to our shareholders. We have the right to take down the remaining portion of the Convertible Debt Financing upon the occurrence of shareholder approval for the issuance of the underlying securities (if required) and the registration of the common stock underlying these securities. If we require that the entire financing be completed (i.e, that all $3,000,000 be sold), based on a market price of $1.77 per share, we would be required to issue approximately [1,900,000] shares.

     Despite the dilutive nature of these financings, we believe that completing these offerings are critical as we have approximately $2,655,000 principal amount of notes which mature over the next 6 months, including $1,140,000 of notes which have matured (or mature within the next two weeks) and are currently (or will shortly be) in default. Notwithstanding the importance of these financings, we cannot give our shareholders any assurance that the foregoing financing activities will be concluded. Moreover, if additional financing is not available, we will be required to reduce or suspend our operations, seek an acquisition partner or try other ways to sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. See also
Item 6 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 13 of Notes to Consolidated Financial Statements.

     Reliance on Significant Customers; Allowance for Doubtful Accounts. As of December 31, 1998, we had $4,736,700 in receivables; 47% and 21% of which relates to Latin American Programming -- TV and 1158465 Ontario Limited, an affiliate of Microtainment, a Canadian distribution company, respectively. Should we be required to make an additional allowance for doubtful accounts with respect to these receivables, our results of operations and financial condition in future periods could be adversely affected. While we believe that each of the licensees are reasonable credit risks (and are, in fact, leading distributors in their respective territories) any failure to pay could have a material adverse impact on our results. In fact, for the fiscal year just concluded, our results reflect the reserve for doubtful accounts of $664,000 in respect of all receivables.

     Dependence on Emerging Markets; Dependence on Foreign Sales. A substantial portion of our revenues to date have been, and for the foreseeable future may be, derived from the sale or license of our products to recently established domestic television or cable networks such as the WB Network, UPN, The Discovery Channel and The Learning Channel, (i.e., not the traditional free network markets of CBS, NBC, ABC and Fox), and the growing specialized pay market, as well as the foreign television networks. In addition to the foregoing, a substantial portion of our revenues are dependent on sales to sub-licensees and sub-distributors not domiciled in the U.S. The marketing and distribution efforts of these entities could impact our ability to realize overages with respect to our product. Moreover, the collectibility of receivables from these customers is subject to all of the risks associated with doing business with foreign companies including rapid changes in the political and economic climates of such countries. Should we become involved in a protracted dispute with respect to the manner in which our product is distributed, or should we be forced to initiate collection activities in order to enforce the terms of the applicable sub-license or sub-distributor agreement, the potential profitability of any particular product may be adversely effected.

     As indicated above, substantially all of our receivables as of December 31, 1998 are trade receivables (less the allowance for doubtful accounts) from entities domiciled outside the United States $4,736,700. These receivables represent 100% of all trade receivables and 28% of our total assets. Any difficulty or delay in the collection of these receivables would have a material adverse effect on us. Of this amount, approximately $3,200,000 of such receivables are from: (i) Latin America Programming-TV and (ii) 1158465 Ontario Limited, an affiliate of Microtainment, a Canadian distribution company. The recent and ongoing economic crisis in Southeast Asia may impact our future sales for South Korea, Thailand and Indonesia. While we had no material sales in this region, we have experienced significant delays in collecting on sales in Japan.

     As indicated above, we have taken a reserve of $664,000 in respect of our receivable for the past fiscal year.

     Business Combinations. We are currently in discussions with a number of distribution and production companies regarding possible business combinations. In March 1999, we entered into a letter of intent to acquire Goldstar Entertainment Media, Inc. The terms of the acquisition have not been agreed to, and are subject to the completion of due diligence. Goldstar is a publicly held company whose stock currently trades on the Bulletin Board operated by NASDAQ. Goldstar has assembled a library of classic rock videos. If we compete the acquisition, we intend to pursue a strategy of creating a classic rock network, and related Internet strategy with respect thereto. Goldstar has had discussions with a number of Internet companies with a view to creating such a network.

     Competition. The entertainment industry is highly competitive. We compete with many organizations, including major film studios, independent production companies, individual producers, and others, including networks, who are seeking the rights to literary properties, the services of creative and technical personnel, the financing for production of film and television projects, and favorable arrangements for the distribution of completed films. Virtually all of our competitors are organizations of substantially larger size and capacity, with far greater financial, human and other resources and longer operating histories than ours. Moreover, the entertainment industry is currently evolving into an industry in which certain multi-national, multi-media entities, including Viacom/Paramount Pictures, The News Corporation, The Walt Disney Company/Cap Cities-ABC, Time Warner/Turner Broadcasting and Westinghouse/CBS are anticipated to be in a position, by virtue of their control over key film, magazine, and/or television content, and their control of key network and cable outlets, to dominate certain communications industries activities. These competitors have numerous competitive advantages, including the ability to acquire and attract superior properties, personnel, actors and/or celebrity hosts and financing.

STRATEGY

     The global television market has experienced substantial growth since 1985 and we believe this market will continue to experience substantial growth during the foreseeable future as foreign state television monopolies end and commercial broadcast outlets expand to provide increasingly varied and specialized content to consumers throughout the world. In the U.S. alone, there have been numerous new television channels which have commenced operation since 1985. Such growth has led to the development and commercialization of specialized cable and satellite channels and distribution outlets, which, in turn, has led to increased demand for top quality and cost efficient programming in many categories and subjects. Europe, Latin America and the Pacific Rim are all experiencing similar growth with respect to satellite and cable channels.

     Although we have been significantly impacted by recurring cash flow problems, our operating strategy is to fulfill the demand for programming by:
(i) expanding the activities of our three operating departments, development and production, distribution and licensing and merchandising and direct-marketing;
(ii) implementing strategic acquisitions of film, television and video libraries and smaller production companies; and (iii) entering into joint ventures with, or acquisitions of, unaffiliated third parties, with the intention that such acquisitions or joint ventures would lower our financial risk should we expand, as anticipated, into related activities, such as direct marketing and interactive programming. We intend, subject to financing, to acquire, co-produce and co-finance other series, movies and specials from third party producers in order to increase our programming library and self distribute such product on a worldwide basis.

     We believe that there are unique business opportunities to acquire other emerging companies, as well as more established production and distribution entities, which are engaged in programming development, production, distribution (including the dissemination of product on and through the Internet) and other related media investments. While the number of distribution channels has been increasing, we believe there are economic incentives, including economies of scale and depth of financial and programming capability, for programmers and distribution entities to consolidate. No assurance can be given that we will be successful in obtaining the financing necessary for these acquisitions or that, if consummated, such acquisitions would prove financially successful. In addition, a significant acquisition of product or another company could require us to obtain financing for such acquisition. No assurance can be given that such financing will be available at all, or that if available it will be on terms that are favorable to us.

OPERATIONS

     We currently operate three principal departments: (i) development and production; (ii) distribution; and (iii) licensing, merchandising, and direct-marketing.

PRODUCTION

     The production of television programming involves the development of a creative concept into a television script or teleplay, the selection of talent (including actors, directors, and other creative personnel), and the filming, technical, and post-production work necessary to create a finished product ready for exhibition. Such programming is generally produced for initial prime-time exhibition on one of the major U.S. networks, which include CBS, NBC, ABC and Fox. Such programming may also be produced for new networks such as the United Paramount Network ("UPN") and the Warner Bros.'s "WB" Network, first-run pay television exhibition or directly for syndication (i.e., independent or non-network) television, including PBS, as well as numerous basic and pay cable channels or services, including HBO, Showtime, the Disney Channel, The Learning Channel, The Discovery Channel, Arts and Entertainment Network and the History Channel.

     We are engaged in developing concepts and acquiring literary and other story properties, the most promising of which serve as the basis for the production of series, pilot films, or made-for-television features. Once an idea has been commissioned by us, it is presented to a network or other distributor for acceptance. If a script is accepted for production as a television feature or pilot, or if a pilot is accepted for production as a series, we negotiate a license fee or distribution advance with the network or distributor. This fee is a flat sum payment through which we generally attempt to cover a significant portion of our production costs and overhead.

     Entertainment companies in general attempt to finance the development costs for television programming from their working capital and seek to cover a substantial portion of their production costs, including overhead, through license fees. If programming is produced for an entity like PBS, which does not pay significant license fees or distribution advances (and in many instances, may not pay any fee), we attempt to provide corporate sponsors or agreements for the license of ancillary rights such as foreign or home video distribution. Even without a fee or advance, we believe that we can defray a significant portion of the production costs of PBS programming using these alternative financing methods, thus availing ourselves of the key demographics of PBS viewership, particularly in children's programming.

     With respect to series for the networks or pay cable channels, we generally attempt to negotiate significant license fees for both series and movies of the week. In many cases, we may invest additional sums in excess of network license fees to produce the best possible made-for-television feature, as such features are an essential sales tool in gaining network acceptance of a projected series, if applicable. In these cases, we attempt to cover the excess of production costs from working capital, third-party financing, sales of the episodes in the foreign marketplace, or a combination of these financing techniques. Where necessary or desirable, we may seek to obtain funding in excess of network license fees from a studio or a third party who will provide such financing in return for a share of the profits from the syndication of such programming. Similarly, for television series, we may invest amounts in excess of network license fees in order to gain audience acceptance for the series and to enhance the potential value of future syndication rights.

     There can be no assurance, however, that once we commit to fund production of a series licensed to a network, the network will order and exhibit sufficient episodes to enable us to syndicate the series. Typically, at least 65 episodes of a series must be produced for it to be "stripped" or syndicated in the daily re-run market. Generally, networks can cancel a series at stated intervals and, accordingly, do not commit in advance to exhibit a series for more than a limited period. If a series is canceled (or not carried for the period necessary to create enough episodes for syndication purposes), there is a significant chance that the production costs of the project will not be fully recovered. Similar risks apply even if the series is produced for a non-network medium. We believe, however, that foreign pre-sales and international co-production opportunities will provide sufficient options to obtain production financing and additional revenue potential. Moreover, basic cable channels continue to provide outlets for series of between 13 to 26 episodes per season. We intend to focus our production activity in the following areas or genres: Movies of the Week and Mini-Series; Drama Series and Reality Series. It is our intention to expand the production of dramatic programming, over the next 24 months. Such programming, if any, will be licensed in foreign markets through our sales personnel where we do not have foreign partners.

     We acquired the rights to produce a weekly dramatic television series based on the motion picture "Total Recall," which generated over $320 million in world-wide box office receipts in 1990. We entered into an agreement with Alliance, a leading Canadian production company, pursuant to which Alliance is co-producing and co-financing an initial 22 episodes of the series with us. We also entered into an agreement with PolyGram, pursuant to which PolyGram will co-finance and acquire television distribution rights to the series in the U.S. only. The domestic deal with PolyGram includes a 22 episode commitment in exchange for a license fee and a percentage of the net profits of the series. PolyGram sold the series, entitled "Total Recall -- 2070", to the U.S. pay television network, Showtime Network, where it debuted in March 1999. "First run" domestic syndication is being handled by PolyGram for airing to begin in January 2000. Miramax, which acquired the theatrical sequel rights to "Total Recall," has also acquired worldwide (other than Canada, Japan and Spain) home video rights to the series from us. Based upon our initial sales of the series with Polygram, Miramax and various international broadcasters, the financial conditions contained in the co-production agreement with Alliance have been satisfied. By co-producing the series with Alliance, the series qualify for certain Canadian co-production and tax benefits. The proceeds from all distribution of the series, after recoupment of production costs, will be allocated 40% to us and 60% to Alliance. As part of the co-production agreement, we are to assign our license agreements to the co-production and pay over to the production account the deposits we have received to date in the amount of $305,000. Alliance has notified us that these deposits are currently due to the co-production. We have agreed to assign these amounts and will be in breach of our agreements with Alliance if we fail to remit such amounts.

     As of the date hereof, television and home video sales of approximately $15 million have been made with respect to "Total Recall -- 2070" for the U.S. (Polygram), all of Asia and the Middle East, and parts of Europe, Latin America and Canada. Still remaining for licensing, among other areas, are most of the European territories, and parts of Latin America.

     We have entered into agreements with the Family Channel for the development of two movies of the week. The first, "Earthquake in New York" is a story about an earthquake in New York City. The production was financed by the Family Channel. We have received our executive producing fee. "Earthquake in New York" aired on the Family Channel in October 1998. The second movie of the week, "Down Fall," is about an avalanche at an exclusive ski resort. The script for "Down Fall" which has already been written, was paid for by the Family Channel. No funds have been advanced for the "Down Fall" production as of this date.

     The acquisition of the one hour dramatic series "Water Rats," a high suspense police action drama set in Sydney, Australia (116 episodes delivered for the first four seasons), and the one hour dramatic series "Cover Story," which takes place on the set of a television entertainment magazine program (26 episodes delivered), both of which were acquired from the Australian production company Southern Star, are examples of our strategy to acquire programming from third parties. We have the rights for distribution in all Latin American countries, including Mexico and Puerto Rico, and have cumulative sales of approximately $1.0 million for Mexican broadcast television and pan-Latin American satellite broadcast television with the majority of terrestrial broadcast rights remaining available for sale.

     We have also recently acquired Latin American home video and television distribution rights to 78 hours of dramatic series from Beyond Distribution PTY Ltd., a leading Australian production company. Its acquisition brings the total hours of dramatic programming licensed by us in Latin America to 220.

     Finally, we have received a firm commitment from Discovery Channel's Animal Planet for the initial production of 13 one-hour episodes of the "The Call of the Wild," based on Jack London's classic novel. Subject to financing, we anticipate creating a Canadian co-venture. Production of this series is currently contemplated to begin in the early summer (subject to financing and obtaining adequate pre-sales for certain European territories), with delivery to take place from August to October of this year.

     LIVE ACTION AND ANIMATED CHILDREN'S PROGRAMMING. To take advantage of what we believe is a significant television market for children's programming, we intend to develop and produce inventive and original shows, including both animated series and live-action series. We continue to develop "LoCoMoTioN," a program which incorporates, songs, games and exercise to stimulate both the bodies and the minds of preschool children, and hope to sell the show to domestic and international television markets in the fall of 1999. If the show is successful, it is anticipated that it will provide us with licensing and merchandising opportunities.

     NON-FICTION/LIGHT ENTERTAINMENT PROGRAMMING. With the rapid expansion of national cable and network programming outlets, consumer demand for non-fiction, reality based "docudrama" programming has increased. Channels such as Fox, the United Paramount Network, the Warners' Brothers Network, TBS, The Discovery Channel, The Learning Channel and Lifetime have found quality non-fiction programming to be a mainstay of their programming portfolio. We intend to capitalize upon the programming expertise developed by management prior to our formation.

     We have an extensive development slate of new series which are currently being sold in the international marketplace. Such programs include "Strange Universe," a 130 half-hour five day per week ("strip") syndicated series which was produced in association with United/Chris-Craft television stations and Rysher Entertainment. "Amazing Tails," a weekly series of 48 half hours featuring people and their pets, was initially financed by a presale for approximately $1,441,700 to Interpublic for domestic distribution and broadcast. To date, we has also licensed "Amazing Tails" in Japan for $300,000 and in the United Kingdom, France, Italy, Spain, Portugal and Greece for an aggregate of $595,000.

     Current co-productions include "America's Scenic Railway Journeys," a six hour documentary mini-series devoted to famous railway journeys. We have co-produced this series with Oregon Public Television for the PBS Network and have paid Oregon Public Television an advance for the international distribution rights to the mini-series.

     "HOW TO" AND INSTRUCTIONAL PROGRAMMING. From gardening and style to cooking and home repair, "how to" and instructional programming is an expanding market in which we have strived to develop, produce, and distribute a variety of programs which both entertain and educate. "Simply Style," a 60 episode "strip" created by us for The Discovery Channel and hosted by fashion expert Leah Feldon, is the first such series produced by us.

DISTRIBUTION

     An active part of our business is the presentation of our own product as well as product acquired from third-party producers to the international marketplace. Our current library includes 335 half hours of reality based series, mini-series and specials and 190 hours of dramatic series and film programming. This includes drama and non-fiction programming as well as movies of the week, and children's animation. With the rapid increase of networks and channels, there is an expanding demand for top-quality programming. To access these markets, our distribution personnel attend such major international trade shows as MIPCOM-TV, Monte Carlo Television Festival, MIP-TV and NATPE.

     In territories such as Latin America, we use subdistributors such as the Giniger Entities. We use agents in such territories because we believe that these agents typically have long-standing relationships in those territories where we might otherwise have difficulty accessing purchasers or in obtaining favorable prices from such purchasers.

     We have also entered into an agreement with Australia's Southern Star to distribute its successful drama series "Water Rats" in Latin America, including Mexico and Puerto Rico, through the Giniger Entities.

     In addition, we have an active "format" business overseas, where we represent and "reformat" successful foreign shows for the domestic marketplace and vice versa. We also currently represent several other custom formats which are under consideration in numerous territories.

LICENSING, MERCHANDISING AND DIRECT MARKETING

     Our strategic objectives encompass the exploitation of additional revenue streams through licensing and merchandising efforts. We hope to generate new profit centers from toy, publishing, CD-ROM, housewares, stationary, video, apparel, and other product category licenses. Although no assurance can be given that this strategy can be successfully implemented, the Company and Alliance, the co-producer of "Total Recall -- 2070," have begun to focus on the marketing and merchandising rights that are available with respect to the "Total
Recall -- 2070" series.

     We also intend to focus on certain types of instructional or "how to" programming that can be translated into direct marketing opportunities. By their design, aspects of each how to, or instructional program can be extended into a continuity club, infomercial, and retail products. For example, should we have sufficient financing, we intend to develop from the series "Amazing Tails" a pet "fan" club, with commercial tie-ins with its sponsors.

COMPETITION

     The entertainment industry is highly competitive. We compete with, and will compete with, many organizations, including major film studios, independent production companies, individual producers and others, including networks, who are seeking the rights to attractive literary properties, the services of creative and technical personnel, the financing for production of film and television projects and favorable arrangements for the distribution of completed films. Many of our present and future competitors are organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating history than us. Moreover, the entertainment industry is currently evolving into an industry in which certain multinational, multi-media entities, including Viacom/Paramount Pictures, The News Corporation/Twentieth Century Fox, The Walt Disney Company/Cap Cities-ABC, Time Warner/Turner Broadcasting and Westinghouse/CBS are anticipated to be in a position, by virtue of their control over key film, magazine, and/or television content and their control of key network and cable outlets, to dominate certain communications industries activities. These competitors have numerous competitive advantages, including the ability to acquire and attract superior properties, personnel, actors and/or celebrity hosts and financing.

EMPLOYEES

     We currently employ 12 full-time employees, six of whom are members of senior management. From time to time, as projects go into production, temporary employees are also employed by us.

DIVIDENDS

     We currently intend to retain all earnings and thus will not be issuing dividends. Moreover, certain of our notes restrict our ability to pay dividends, and we anticipate similar prohibitions if we obtain a regular commercial line of credit.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently rent office space at 12300 Wilshire Boulevard, Los Angeles, California from an unaffiliated third party, pursuant to a 36 month lease that began on May 15, 1995 and was extended for an additional 12 months. The lease terminates on May 14, 1999, and we have begun discussions to extend the lease. We rent approximately 4,600 square feet at a monthly rate of $2.10 per square foot. Mr. Levin has personally guaranteed the obligations under the lease. We believe that our current offices are adequate for our requirements, and that additional space, if required, is available throughout the Los Angeles area at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

     In April 1998, we were served with a complaint in a matter styled Program Power Entertainment, Inc. vs. Team Communications Group, Inc., filed in Superior Court for the County of Los Angeles. In the complaint, the Plaintiff, a producer of four hours of programming (the "Programs") distributed internationally by us, alleges, among other things, that we failed to use our best efforts to maximize income from the distribution of the Programs by licensing the Programs in conjunction with other producers' programs, allocating revenues from such licenses among the Programs in conjunction with other producers' programs, allocating revenues from such licenses among the producers to the detriment of the Plaintiff, and that we failed to properly account to the Plaintiff for such revenue. The complaint seeks an accounting and damages as may be established at trial. We have filed an answer in this action, and intend to vigorously defend ourselves.

     In January 1999, we were served with a complaint in a matter styled Mel Giniger & Associates vs. Team Communications Group, Inc. et al filed in the Superior Court of the County of Los Angeles. In the complaint, the Plaintiff, an individual who served and continues to serve as a sales agent for us, alleges that he is owed commissions for sales of certain of our programming and that we have failed to pay in full the amounts Plaintiff alleges are owed to him. The complaint seeks damages for breach of contract, services rendered, account stated and for payment of value for services rendered. We have filed an answer in this action, and intend to vigorously defend ourselves.

     In March 1999, we were served with notice of a Demand for Arbitration in a matter styled Venture Management Consultant, LLC and TEAM Communications Group, Inc. et al. with the American Arbitration Association. The demand stems from a dispute between the parties concerning a consulting agreement to provide investment banking services. We have filed an answer in this action, and intend to vigorously defend ourselves.

     We are also aware of a claim being asserted by Chase Financing Ltd. in the amount of $356,000 allegedly due and owing to the claimant pursuant to various consulting agreements with which we believe we received absolutely no services or value. This matter has not been submitted to any form of dispute resolution, and, in the event that it is, we intend to vigorously defend ourselves.

     At this time, the outcome of any of the above matters cannot be determined with any certainty.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our Common Stock began to trade on the NASDAQ SmallCap Market under the symbol "TMTV" in July, 1998.

     The following table sets forth the high and low last sales prices as reported on the NASDAQ SmallCap Market for the time period that our Common Stock has been publicly traded.

                                                              SALES PRICES FOR
                                                                COMMON STOCK
                                                              ----------------
                       QUARTER ENDING                          HIGH      LOW
                       --------------                         ------    ------
September 30, 1998..........................................   5.00     1.563
December 31, 1998...........................................   2.75     1.469

HOLDERS

     The approximate number of record holders of our Common Stock as of April 9, 1999, was 47, as well as 55 in street name.

DIVIDENDS

     We have never paid cash dividends on our Common Stock. We anticipate that any future earnings, of which there is no assurance, will be retained for development of our businesses, and, therefore, it can be expected that no dividends on our Common Stock will be declared in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     (a) Between September 1998 and January 1999 we issued shares of our Common Stock to the following individuals and entities: (i) Fifty Nine Thousand (59,000) shares to Delbert Reedy, an individual ("Reedy") (the "Reedy Shares"), pursuant to the conversion of that certain promissory note, dated May 29, 1998, payable to Reedy in the amount of Fifty Thousand Dollars ($50,000) (the "Reedy Note"); (ii) Fifty Nine Thousand (59,000) shares to the Carter Family Trust ("Carter") (the "Carter Shares"), pursuant to the conversion of that certain promissory note, dated May 29, 1998, payable to Carter in the amount of Fifty Thousand Dollars ($50,000) (the "Carter Note"); (iii) Thirty One Thousand (31,000) shares to Claudio Nessi, an individual ("Nessi") (the "Nessi Shares"), pursuant to that certain promissory note, dated June 18, 1998 , payable to Nessi in the amount of Fifty Thousand Dollars ($50,000) (the "Nessi Note"), (iv) 1,000 shares for Dr. Michael Berlin in connection with certain accommodations made to Dr. Michael Berlin (the "Berlin Shares") and (v) 50,000 shares (the "Marathon Shares") to Marathon Consulting, Inc. ("Marathon") and 283,000 shares (the "IRS Shares") to Investor Relations Services, Inc. ("IRS") (collectively, the Marathon Shares and the IRS Shares are referred to herein as the "IR Shares") in connection with the Consulting Agreement, dated as of November 17, 1998 with Investor Relations Services, Inc. (The Reedy Shares, the Carter Shares, the Nessi Shares, the Berlin Shares, and IR Shares the are hereinafter sometimes collectively referred to as the "Shares," and Reedy, Carter, Nessi, Berliner, Marathon and IRS are hereinafter sometimes collectively referred to as the "Recipients"). The issuance of the shares to the Recipients were made pursuant to non-public transactions with existing security holders or service providers, and were exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933, as amended.

     (b) On January 30, 1999, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Austinvest Anstalt Balzers, Esquire Trade & Finance Inc., Amro International, S.A. and Nesher Inc. (collectively, the "Purchasers") pursuant to which we agreed to sell up to and issue to the Purchasers, and the Purchasers agreed to purchase from us, an aggregate principal amount of up to $2,000,000 of 8% Convertible Debentures (the "Debentures") and Warrants (the "Warrants") to purchase up to 200,000 shares of Common Stock. The sale is to take place in up to four separate trades, the first of which (the "Initial

Closing") occurred on January 30, 1999. On that date, we sold, for an aggregate purchase price of $850,000, $850,000 principal amount of Debentures and 85,000 Warrants.

     The Debentures are convertible into shares of Common Stock at the option of the Purchasers at any time after the Initial Closing. The conversion price for each Debenture in effect on any conversion date will be the lesser of (A) an amount equal to 90% of the average per share market value for five consecutive trading days immediately prior to the Initial Closing date or (B) an amount equal to 85% of the per share market value for the trading day having the lowest per share market value during the five trading days prior to the conversion date. Purchasers effect conversions by surrendering the Debentures to be converted, together with the form of conversion notice attached thereto. If not otherwise converted, the Debentures mature on January 27, 2002. The Warrants are exercisable at an exercise price equal to 110% of the Per Share Market Value as of the last Trading Day prior to the date of the issuance of the Warrants. This price, which is subject to adjustment in the event of certain dilutive events, was $1.96 as of the Initial Closing. The Warrants expire three years after their date of issuance.

     Without shareholder approval, we cannot issue securities representing more than 20% of our outstanding shares of Common Stock at a price below market value or book value pursuant to applicable NASDAQ rules. We intend to immediately seek shareholder approval ("Shareholder Approval") at a meeting of our shareholders held in accordance with our articles of incorporation and by-laws, for the issuance by us of all of the shares of Common Stock potentially called for as a consequence of the conversion of the Debentures into shares of Common Stock at a price less than the greater of the book or market value on the Original Issue Date as and to the extent required pursuant to Rule 4460(i) of The NASDAQ Stock Market, Inc.'s Marketplace Rules (or any successor or replacement provision thereof). If on the Conversion Date applicable to any conversion, (A) the Common Stock is then listed for trading on the NASDAQ National Market, the New York Stock Exchange, the American Stock Exchange or The NASDAQ SmallCap Market, (B) the Conversion Price then in effect is such that the aggregate number of shares of Common Stock that would then be issuable upon conversion of all the outstanding Debentures, together with any shares of Common Stock previously issued upon conversion of Debentures, would equal or exceed 20% of the number of shares of Common Stock outstanding on the Original Issue Date, and (C) we have not previously obtained Shareholder Approval from our shareholders, may cause us to be subject to financial penalties, as well as being required to issue additional shares of Common Stock. Similar penalties apply in the event that we cannot effectuate the filing of the Registration Statement in a timely fashion.

     We have retained the right to redeem the Debentures at a price equal to 115% of the principal amount thereof, if the price of the our Common Stock trades at a price of $1.50 or less per share for a specified period of trading. The Purchasers have agreed, subject to certain limitations, that they will not engage in any "short sales" of the Company's Common Stock. The issuance of the shares to the Recipients were made pursuant to non-public transactions with existing security holders or service providers, and were exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933, as amended.

     (c) On March 19, 1999, we entered into a Securities Purchase Agreement, dated as of February 23, 1999 (the "Securities Purchase Agreement") with VMR Luxembourg, S. A., Chateau Woltz, 34 Rue Neuve, Remich, L5560 Luxembourg, pursuant to which we agreed to sell up to and issue to the Purchasers, and the Purchasers agreed to purchase from the Company, an aggregate principal amount of up to $1,000,000 of 8% Convertible Debentures (the "Debentures") and Warrants (the "Warrants") to purchase up to 100,000 shares of Common Stock. The sale (referred to herein as the "VMR Sale") is to take place in up to two separate sales, the first of which (the "Initial Closing") occurred on March 16, 1999. On that date the Company sold, for an aggregate purchase price of $500,000, $500,000 principal amount of Debentures and 50,000 Warrants. An additional second sale of $500,000 was subscribed for on April 7, 1999. The purchasers have also indicated they intend to convert their debentures into Common Stock.

     The terms of the Debentures and Warrants are substantially similar to the Debentures and Warrants issued on January 29, 1999. The holders of those Debentures (the "Original Purchasers") have consented to this sale, and have agreed to increase the overall size of that offering to $3,000,000. The Original Purchasers have agreed that the registration of the underlying securities must now be completed by May 31, 1999 , and that a special meeting of shareholders, if necessary, must be held by April 30, 1999.

     The Debentures are convertible into shares of Common Stock at the option of the Purchasers at any time after the Initial Closing. The conversion price for each Debenture in effect on any conversion date will be the lesser of (A) an amount equal to 90% of the average per share market value for five consecutive trading days immediately prior to the Initial Closing date or (B) an amount equal to 85% of the per share market value for the trading day having the lowest per share market value during the five trading days prior to the conversion date. Purchasers effect conversions by surrendering the Debentures to be converted, together with the form of conversion notice attached thereto. If not otherwise converted, the Debentures mature on January 27, 2002. The Warrants are exercisable at an exercise price equal to 110% of the Per Share Market Value as of the last Trading Day prior to the date of the issuance of the Warrants. This price, which is subject to adjustment in the event of certain dilutive events, was $1.96 as of the Initial Closing. The Warrants expire three years after their date of issuance.

     Pursuant to the terms of the Securities Purchase Agreement, and a related registration rights agreement, we are obligated to file a registration statement with respect to the shares issuable upon conversion of the debentures and the shares issuable upon exercise of the Warrants, which Registration Statement must be declared effective, as indicated above, no later than May 31, 1999.

     Beginning on the date on which the initial registration statement (the "Registration Statement") is filed with the Securities and Exchange Commission (the "Commission"), we have the right to deliver a written notice to the Original Purchasers requiring the Purchasers to purchase an additional $350,000 aggregate principal amount of Debentures and Warrants to purchase an additional 35,000 shares of Common Stock for an aggregate purchase price of $350,000. Subject to the terms and conditions set forth in Section 4.2 of the Securities Purchase Agreement, and elsewhere in the Securities Purchase Agreement and beginning on the date that the Registration Statement is declared effective by the Commission, we have the right to request that the Original Purchasers purchase an additional $400,000 aggregate principal amount of Debentures and Warrants to purchase an additional 40,000 shares of Common Stock for an aggregate purchase price of $400,000. The issuance of the shares to the foregoing recipients were made pursuant to non-public transactions with existing security holders or service providers, and were exempt from registration under
Section 4(2) of the Securities and Exchange Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Conditions and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in our various Securities and Exchange Commission filings. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of uncontrollable factors. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this 10KSB.

RESULTS OF OPERATIONS

     For the year ended December 31, 1998, we reported net earnings before extraordinary items of approximately $474,700 on total revenues of approximately $13,581,900 compared to net earnings before extraordinary items of approximately $447,100 on total revenues of approximately $6,875,600 for the same period ended December 31, 1997. For the year ended December 31, 1998, we reported net earnings of $405,200 (net of an income tax benefit of $37,500 and after an extraordinary loss from the early extinguishment of $69,500 of debt) compared to $447,100 for same period ended December 31, 1997. No extraordinary items were reported for the year ended December 31, 1997.

     Revenues for the year ended December 31, 1998 were comprised of approximately $6,672,700 on sales and availability for "Total Recall -- 2070" produced by us and Alliance/Atlantis, approximately $2,755,300 for the sale of a movie of the week produced by us, "Earthquake in New York" to Fox Family Channel, approximately $1,527,900 on sales for our reality based series "Amazing Tails", approximately $882,000 on sales of satellite rights of the Australian television series "Water Rats", and approximately $1,744,000 on sales of other library product acquired by us. For the year ended December 31, 1998, approximately 26 percent of revenues were attributable to sales to customers outside North America, i.e. United States and Canada. Revenues for the year ended December 31, 1997, were comprised of approximately $1,975,500 on sales of our reality based series "Amazing Tails", approximately $1,250,000 on sales of "Water Rats", approximately $2,460,000 on sales of movies acquired by us and approximately $1,190,100 on sales of other reality based programming acquired by us. For the year ended December 31, 1997, approximately 80 percent of revenues were attributable to sales to customers outside North America. Within the foreign market, allocations among the four principal geographic regions in which we do business, Europe, Asia and Australia, South America and Africa, vary from period to period. The variations in revenues relate to the type of product being offered, as well as local economic trends and conditions, and the emergence of multiple broadcasting channels in the applicable territory. See Note 9 to the Consolidated Financial Statements for a breakdown of the geographic distribution of sales of our product.

     Cost of revenues was $9,076,000 for the year ended December 31, 1998 as compared to $2,355,300 for the year ended December 31, 1997. The costs primarily relate to amortization of production costs of television programming for which revenue was recognized during the respective period. Cost of revenues increased due to the increase in revenues.

     Gross profit margin on sales of television programming for the year ended December 31, 1998 was 33 percent compared to 66 percent for the period ended December 31, 1997. The lower gross profit margin for the year ended December 31, 1998 was due to our producing and selling original programming as opposed to primarily selling previously produced programming. We co-produced our first drama series "Total Recall -- 2070" with Alliance/Atlantis. Production of drama series such as "Total Recall -- 2070" are more expensive than the reality based programming we had produced and acquired in 1997. Original programming generally has higher amortization rates in its initial cycle until it demonstrates audience acceptance. However, a successful drama series will be worth substantially more than reality based programming in ancillary markets.

     General and administrative expenses were approximately $3,274,100 for the year ended December 31, 1998 as compared to $3,244,900 for the year ended December 31, 1997. Included in general and administrative expenses was $664,000 as an allowance for doubtful accounts for the year ended December 31, 1998 compared to $1,115,600 for the year ended December 31, 1997. Subtracting the effect from the allowance of doubtful, general and administrative expenses was $2,610,000 for the year ended December 31, 1998 compared to $2,129,300 for the year ended December 31,1997. The increase is primarily due to additional staff hired in 1998 to focus on development of new television programming.

     Interest expense was $902,600 for the year ended December 31, 1998, as compared to $1,040,100 for the year ended December 31, 1997. The decrease is due to the retirement of debt from the proceeds of our initial public offering.

     Interest income was $202,900 for the year ended December 31, 1998 as compared to $211,800 for the year ended December 31, 1997.

     Earnings before extraordinary items increased $27,000 to $474,700 for the year ended December 31, 1998 as compared to $447,100 for the year ended December 31, 1997. The increase is attributable to an increase in sales as discussed above.

     All $4,736,700 included in receivables as of December 31, 1998, are due from entities domiciled outside the United States. These receivables represent approximately 28 percent of our total assets. We have established $337,000 as an allowance for doubtful accounts as of December 31, 1998. We believe the allowance for doubtful accounts is adequate and we have adequate resources to collect our trade receivables.

Any difficulty or delay in the collection of these receivables beyond the allowance for doubtful accounts already established by us would have a material adverse effect on us.

LIQUIDITY AND CAPITAL RESOURCES

     The entertainment industry is highly capital intensive. As of December 31, 1998, we had a liquidity deficit of ($3,718,300). Liquidity deficit is defined as cash and cash equivalents plus accounts receivables (net), and due from officer less accounts payable, line of credit, notes payable, accrued expenses and other liabilities, deferred revenue, accrued participation, shareholder loans and notes payable and accrued interest.

     We have financed our operations from our own sales and production activities, notes payables, lines of credit and loans from our shareholders. On July 29, 1998, we completed an initial public offering, raising $5,744,700 (net of offering expenses including underwriters discounts, fees and expenses, of $1,597,800). These proceeds were used to repay approximately $5,273,600 of debt. Since our initial public offering, our sales and collections have been less than anticipated. Also, we have elected to use our resources to retire expensive debt with the anticipation of acquiring additional interim financing. Remaining notes payables, lines of credit and loans from our shareholders aggregate $4,449,900 as of December 31, 1998, including $530,900 in accrued interest.

     Despite our public offering, our operations have been hurt by ongoing capital shortages caused by a slowness in collecting receivables and the inability to complete a long term banking relationship. Despite these problems, we have attempted to address our capital requirements by (i) selling up to $3,000,000 in convertible debt, $1,350,000 of which has been subscribed for,
(ii) entering into a letter of intent to complete an offering of our common stock on the German Bourse market, and (iii) entering into an agreement with an investment banking firm to provide up to $3,000,000 of additional debt financing as a bridge to the German Offering.

     As of March 31, 1999 we had indebtedness and related accrued interest of $5,350,000, including notes payable of $3,453,600 of which all matures within one year, accrued interest of $596,400, $850,000 outstanding on a revolving line of credit and $450,000 outstanding on a shareholder loan. As of March 31, 1999, we had cash and accounts receivable due to be collected within one year of approximately $4,702,300. Included in such sums are amounts which have already started to mature. We have approximately $2,655,000 principal amount of notes which mature over the next 6 months, including $1,140,000 of notes which have matured (or mature within the next two weeks) and are currently (or will shortly be) in default. We are currently negotiating with these noteholders and have not yet received any written action regarding the defaults under the notes. We believe, however, that we will be able to cure these defaults by either converting the notes to equity or raising additional financings to repay them. Of the remaining debt, approximately $1,815,000 matures by September 30, 1999. No assurance can be given that we will be able to effectuate any of the foregoing alternatives, or that if we seek to extend such obligations or refinance them, that such extensions or refinancing alternatives will be on terms which are financially advantageous to us.

     We continue to pursue financing and search for additional capital as described above. We are continuing to explore a variety of financial alternatives to increase our working capital, including increasing our line of credit with a commercial bank, or pursuing other types of debt or equity financing. No assurance can be given that such financing can be obtained or that it will be on reasonably attractive terms.

     Assuming the foregoing defaults are cured, we believe that our current resources of cash, accounts receivable and available credit line will enable us to operate at current expenditure levels through June 30, 1999. We further believe that our projected cash flow from operations, with contemplated sales of certain acquired programming, will be sufficient to permit us to conduct our operations as contemplated for only the next 6 months, through September 30, 1999. Our belief is based upon certain assumptions, including assumptions regarding the anticipated level of operations and overhead, the anticipated sales of certain acquired programming, and anticipated expenditures required by us for development and production of programming. If sales do not materialize and financing is not completed by these dates, we will have to limit our development and production activities, reduce our overhead spending, restructure debt pay outs and take other cost reduction measures. Further, even if we successfully raise additional financing, there is no assurance that we will be profitable or maintain positive cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

     We have adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Adoption of these pronouncements did not materially affect our financial statements.

     In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. We do not anticipate that the adoption of this statement will have a material effect on our financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. We anticipate that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on our financial statements.

     In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films." An entity that previously was subject to the requirements of SFAS No. 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on our results of operations and financial position depending on its final outcome. We have not concluded on its impact given the preliminary stages of the proposed Statement of Position.

YEAR 2000 COMPLIANCE

     As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. Since our formation in 1995, we have installed new information systems which are year 2000 compliant. Although we do not expect Year 2000 to have a material adverse effect on our internal operations, it is possible that Year 2000 problems could have a significant adverse effect on our suppliers and their ability to service us and to accurately process payments received.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Team Communications Group, Inc.

     We have audited the consolidated balance sheets of Team Communications Group, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects financial position of Team Communications Group, Inc. and subsidiaries at December 31, 1998 and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 13, the Company has had significant cash used by its operating activities, and has been dependent on outside equity investors and lenders to finance those operations, and certain notes payable are past due. Continuation as a going concern will be dependent upon continued outside financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in Note 13 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ STONEFIELD JOSEPHSON, INC.

STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 15, 1999

ITEM 7. FINANCIAL STATEMENTS

                        TEAM COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Cash and cash equivalents...................................  $ 1,027,700
Trade receivables, less allowance for doubtful accounts of
  $337,000..................................................    4,736,700
Television programming costs, less accumulated amortization
  of $6,952,100.............................................   11,018,800
Due from officer............................................      145,400
Fixed assets, net...........................................       16,400
Organizational costs and other assets.......................       82,700
                                                              -----------
          Total Assets......................................  $17,027,700
                                                              ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued expenses and other liabilities....  $ 1,679,400
Deferred revenue............................................      472,900
Accrued participations......................................    3,025,800
Line of credit -- Bank......................................    1,114,000
Notes payable...............................................    2,305,000
Accrued interest............................................      530,900
Shareholder note payable....................................      500,000
                                                              -----------
          Total Liabilities.................................    9,628,000
                                                              -----------
Commitments and contingencies
                                                              -----------
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares
     authorized; no shares issued and outstanding...........           --
  Common stock, no par value; 18,000,000 shares authorized;
     2,816,135 issued and outstanding.......................        1,000
  Paid in capital...........................................    7,612,700
  Treasury Stock............................................      (34,600)
  Accumulated Deficit.......................................     (179,400)
                                                              -----------
          Total shareholders' equity........................    7,399,700
                                                              -----------
          Total liabilities and shareholders' equity........  $17,027,700
                                                              ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.

                         CONSOLIDATED INCOME STATEMENT

                                                               FOR THE YEAR         FOR THE YEAR
                                                                   ENDED                ENDED
                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
Revenues...................................................     $13,581,900          $6,875,600
Cost of Revenues...........................................       9,076,000           2,355,300
General and administrative expense.........................       3,274,000           3,244,900
                                                                -----------          ----------
Earnings from operations...................................       1,231,900           1,275,400
Interest expense...........................................         902,600           1,040,100
Interest income............................................         202,900             211,800
Other income...............................................              --                  --
                                                                -----------          ----------
Earnings before income taxes...............................         532,200             447,100
Provision for income taxes, all current....................          57,500                  --
                                                                -----------          ----------
Earnings before extraordinary item.........................     $   474,700          $  447,100
Extraordinary (loss) from early extinguishment of debt (net
  of income tax benefit of $37,500)........................         (69,500)                 --
                                                                -----------          ----------
Net Earnings...............................................     $   405,200          $  447,100
Basic earnings per common share............................              --                  --
Earnings before extraordinary item.........................     $      0.26          $     0.40
Extraordinary (loss).......................................           (0.04)                 --
                                                                -----------          ----------
Net Earnings -- Basic......................................     $      0.22          $     0.40
                                                                ===========          ==========
Weighted average number of shares outstanding basic........       1,833,340           1,131,344
                                                                ===========          ==========
Diluted earnings per share
Earnings before extraordinary item.........................     $      0.20          $     0.25
Extraordinary (loss).......................................           (0.03)                 --
                                                                -----------          ----------
Net Earnings -- Diluted....................................     $      0.17          $     0.25
                                                                ===========          ==========
Weighted average number of shares outstanding diluted......       2,434,017           1,821,800
                                                                ===========          ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE YEAR         FOR THE YEAR
                                                                   ENDED                ENDED
                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
OPERATING ACTIVITIES:
  Net income...............................................    $    405,200          $   447,100
     Adjustments to reconcile net income to cash used for
       operating activities:
       Depreciation and amortization.......................          12,600               13,100
       Amortization of television programming costs........       8,980,300            1,455,000
       Allowance for doubtful accounts.....................         664,000            1,115,600
       Additions to television programming costs...........     (15,712,000)          (2,186,200)
       Amortization of notes payable discount..............              --              372,000
     Changes in assets and liabilities:
       Decrease (increase) in trade receivables............       1,340,100           (4,514,300)
       Increase in organizational costs and other assets...         495,300             (433,100)
       Increase (decrease) in accounts payable, accrued
          expenses and other liabilities...................      (1,553,700)           2,050,300
       Increase in deferred revenue........................        (102,100)             570,500
       Increase in accrued participations..................       2,041,000             (443,600)
       Increase (decrease) in accrued interest.............        (367,400)             284,300
                                                               ------------          -----------
          Net cash used for operating activities...........      (3,796,700)          (1,269,300)
                                                               ------------          -----------
INVESTING ACTIVITIES:
  Decrease (increase) in due from officer..................          50,100             (184,100)
                                                               ------------          -----------
          Net cash provided (used) for investing
            activities.....................................          50,100             (184,100)
                                                               ------------          -----------
FINANCING ACTIVITIES:
  Proceeds from shareholder loan and notes payable.........              --            1,423,500
  Proceeds from issuance of note payable and warrants......       2,681,000                   --
  Proceeds from bank line of credit........................       1,114,000                   --
  Principal payment on loan due to shareholder.............        (240,000)             (10,000)
  Purchase treasury stocks.................................         (34,600)                  --
  Extraordinary charge for early retirement of debt........          69,500                   --
  Principal payment of notes payable.......................      (5,372,600)                  --
  Issuance of common stock.................................       6,382,600                   --
                                                               ------------          -----------
          Net cash provided by financing activities........       4,599,900            1,413,500
                                                               ------------          -----------
  Net change in cash.......................................         853,300              (39,900)
  Cash at beginning of period..............................         174,400              214,300
                                                               ------------          -----------
  Cash at end of period....................................    $  1,027,700          $   174,400
                                                               ============          ===========
  Supplemental disclosure of cash flow information:
  Interest paid............................................    $  1,270,000          $        --
                                                               ============          ===========
  Income taxes paid........................................    $     12,200          $     4,000
                                                               ============          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES

                                                                  FOR THE              FOR THE
                                                                YEAR ENDED           YEAR ENDED
                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
Extinguishment of TPEG settlement payable by assignment of
  the treasury stock receivable............................           --               178,000
Issuance of warrants in conjunction with notes payable
  (Note 8).................................................       62,500               286,600
Issuance of shares in connection with conversion of notes
  payable (Note 8).........................................       53,600                    --
Issuance of warrants in connection with services provided
  to the Company...........................................       58,000                    --
Issuance of shares in connection with extinguishment of
  debt.....................................................      458,000                    --

  The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                              COMMON STOCK                                  RETAINED
                                          ---------------------                             EARNINGS
                                           NUMBER                  PAID IN     TREASURY   ACCUMULATED/
                                          OF SHARES   PAR VALUE    CAPITAL      STOCK      (DEFICIT)
                                          ---------   ---------   ----------   --------   ------------
Balance at December 31, 1996............  1,131,344    $1,000     $  943,300   $     --   $(1,031,700)
Net Income for the Year
  ended December 31, 1997...............         --        --             --         --       447,100
Issuance of warrants in connection with
  private placement.....................         --        --        286,800         --            --
                                          ---------    ------     ----------   --------   -----------
Balance at December 31, 1997............  1,131,344    $1,000     $1,230,100   $     --   $  (584,600)
Net Income for the Year
  ended December 31, 1998...............         --        --             --         --       405,200
Issuance of shares in connection with
  the initial public offering...........  1,500,000        --      5,744,700         --            --
Issuance of shares in connection with
  the extinguishment of debt............    188,974        --        458,000         --            --
Purchase of Treasury Stock..............    (17,000)       --             --    (34,600)           --
Issuance of debt with beneficial
  conversion feature....................         --        --         66,100         --            --
Conversion of debt to equity............         --        --         50,000         --            --
Issuance of warrants for services.......         --        --         58,000         --            --
Exercise of warrants....................     12,817        --          5,800         --            --
                                          ---------    ------     ----------   --------   -----------
Balance at December 31, 1998............  2,816,135    $1,000     $7,612,700   $(34,600)  $  (179,400)
                                          =========    ======     ==========   ========   ===========

  The accompanying notes are an integral part of these consolidated financial statements

                        TEAM COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF THE COMPANY:

     Team Communications Group, Inc. (formerly known as DSL Entertainment Group, Inc.) and its wholly owned subsidiaries (collectively, the "Company") are primarily engaged in developing, producing, and distributing dramatic and reality-based television series, mini-series, animated series, programs, specials, and made-for-television movies for telecast, exhibition or distribution in the domestic and foreign television and home video markets. The Company's primary focus is on developing and producing family drama and children programming and reality based programming for both domestic and international broadcast networks and cable channels such as Discovery's Animal Planet, the Learning Channel, the Showtime Networks, Fox Family Channel and the Discovery Channel.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying consolidated statements include the accounts of Team Communications Group, Inc. and subsidiaries. All significant intercompany transactions and accounts have been eliminated.

  Revenue Recognition

     Revenue from licensing agreements covering entertainment product owned by the Company is recognized when the entertainment product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met in accordance with Statement of Financial Accounting Standard ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The portion of recognized revenue which is to be shared with the producers and owners of the license program material (participations payable and due to producers) is accrued as the revenue is recognized. Deferred revenues consist principally of advance payments received on television contracts for which program materials are not yet available for broadcast or exploitation. Such amounts are normally repayable by the Company only if it fails to deliver the related product to the licensee.

     Sales to four major customers accounted for approximately 69% of the Company's total operating revenue for the year ended December 31, 1998. Sales to four major customers accounted for approximately 88% of the Company's total operating revenue for the year ended December 31, 1997.

  Cash

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of interest-bearing securities with original maturities of less than 90 days.

     Included in cash and cash equivalents is an $860,000 certificate of deposit. This certificate of deposit is restricted as it secures the Company's revolving line of credit of $850,000 with Mercantile National Bank.

  Television Program Costs

     Television program costs are valued at the lower of unamortized cost or net realizable value on an individual title basis. Television program costs represent those costs incurred in the development, production and distribution of television projects. These costs have been capitalized in accordance with SFAS No. 53. Amortization of television program costs is charged to expense and third-party participations are accrued using the individual film forecast method whereby expense is recognized in the proportion that current year revenues bear to an estimate of ultimate revenue. Such estimates of ultimate revenue are prepared and reviewed by management, and estimated losses, if any, are provided for in full. Development costs are reviewed by

                        TEAM COMMUNICATIONS GROUP, INC.

management and charged to expense when abandoned or, even if still being actively developed, if not set for principal photography within three years of initial development activity.

  Fixed Assets

     Fixed assets include office furnishings, fixtures and equipment. Office furnishings, fixtures and equipment are depreciated over a useful life of five years. All depreciation expense is calculated using Modified Accelerated Cost Recovery System. Fixed assets are net of $41,800 in accumulated depreciation at December 31, 1998.

  Organizational Costs and Other Assets

     The balance represents security deposits, prepaid expenses and the unamortized portion of the original costs relating to the incorporation of the Company.

  Debt with Stock Purchase Warrants

     The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities. Fair value of the debt element of the financial instrument is determined by discounting the future payments of principal and interest, based upon management's estimate of its borrowing rate for similar financial instruments of this risk (generally 25%), and the balance of the proceeds is accounted for as additional paid in capital. The resulting debt discount is amortized to expense over the term of the debt instrument, using the effective interest method. In the event of settlement of such debt in advance of the maturity date, a loss is recognized based upon the difference between the then carrying amount (i.e., face amount less unamortized discount) and amount of payment.

  Unclassified Balance Sheet

     In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

  Financial Instruments

     The carrying amounts of financial instruments including cash and cash equivalents, short term accounts receivable, accounts payable, loans payable, and deferred revenue approximated fair value as of December 31, 1998 because of the relatively short maturity of these instruments. The carrying value of long term accounts receivable and notes payable approximated fair value as of December 31, 1998 because the instruments are valued at the Company's effective borrowing rate.

  Use of Estimates

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

     Included in television program costs in development is one project with aggregate capitalized costs of $451,600, the development of which commenced in September of 1995. The Company continues to develop this program and pursue production commitments. In the event the Company is unable to produce this project, the Company may incur significant write-downs in the future.

                        TEAM COMMUNICATIONS GROUP, INC.

  Common Stock

     In January and April of 1997, the Company effected a 2.2776 and 1.0277 for one share reverse stock splits, respectively. All share and per share data in the financial statements reflect the reverse stock split for all periods presented.

  Concentration of Credit Risk

     Three customers represented approximately 83% of the trade receivable balance at December 31, 1998.

  Net Earnings Per Common Share

     For the years ended December 31, 1998 and December 31, 1997, the per share data is based on the weighted average number of common and common equivalent shares outstanding. For 1997, per share data is calculated in accordance with Staff Accounting Bulletin of the Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculations for all periods in a manner similar to a stock split, even if anti-dilutive. Accordingly, in computing basic earnings per share, nominal issuances of common stock are reflected in a manner similar to a stock split or dividend. In computing diluted earnings per share, nominal issuances of common stock and potential common stock are reflected in a manner similar to a stock split or dividend.

     A portion of convertible debt was not included in the calculation of weighted average shares because the Chairman and CEO has personally guaranteed to the Company that, on certain debt, he will assume any convertible debt where the debt holder wishes to convert in exchange for his own personal shares. The total number of shares that this convertible debt may convert into is approximately 199,748.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

     On April 1, 1997, the Company adopted the provision of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

  Year 2000 Compliance

     As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. Since the Company's formation in 1995, the Company has installed new information systems which are year 2000 compliant. Although the Company does not expect Year 2000 to have a material adverse effect on its internal operations, it is possible that Year 2000 problems could have a significant adverse effect on the Company's suppliers and their ability to service the Company and to accurately process payments received.

                        TEAM COMMUNICATIONS GROUP, INC.

  New Accounting Pronouncements

     The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". Adoption of these pronouncements did not materially affect the financial statements.

  Recent Pronouncements Effective Subsequent to 1998

     In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of this statement will have a material effect on its financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

     In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films". An entity that previously was subject to the requirements of SFAS No. 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome. The Company has not concluded on its impact given the preliminary stages of the proposed Statement of Position.

NOTE 3 -- TELEVISION PROGRAM COSTS:

     Television program costs consist of the following:

In process and development..............................  $ 1,017,400
Released, less accumulated amortization.................   10,001,400
                                                          -----------
          Total television program costs................  $11,018,800
                                                          ===========

     Based on management's estimates of future gross revenue as of December 31, 1998, approximately 63% of the $11,018,800 in unamortized released television program costs will be amortized during the three years ending December 31, 2001 and 80% will be amortized during the five years ending December 31, 2003.

NOTE 4 -- INCOME TAXES:

     Deferred taxes result from temporary differences in the recognition of expense for tax and financial statement reporting purposes.

                        TEAM COMMUNICATIONS GROUP, INC.

     A reconciliation of the difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income (loss) before income taxes are as follows for the periods ending:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1998            1997
                                                     ------------    ------------
Statutory federal tax rate.........................       34%             34%
State income tax provision.........................        3%              0%
Benefits of operating loss carryforward............      (26)%           (34)%
                                                         ---             ---
Effective tax rate.................................       11%              0%
                                                         ===             ===

     The Company accounts for taxes under SFAS No. 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The components of the net deferred tax asset are as follows:

Net operating loss (carryforward)...........................  $ 61,156
Valuation allowance.........................................  $(61,156)
                                                              --------
  Net deferred tax asset....................................  $     --
                                                              --------
Total current and deferred taxes payable....................  $     --
                                                              ========

     At December 31, 1998, the Company has a federal net operating loss carryforward of $180,000.

NOTE 5 -- RELATED PARTY TRANSACTIONS:

     The due from officer balance of $145,400 at December 31, 1998, represents payments made by the Company on behalf of and short-term interest free loans made to the Chairman and CEO, less producer's fees earned by the Chairman and CEO for services on a company production.

     The shareholder loan and note payable balance are comprised of the following:

Promissory note:
  12% secured promissory note due August 31, 1999(i)......  $500,000
                                                            --------
                                                            $500,000
                                                            ========

     (i) In April 1995, the Company entered into a $500,000 promissory note with a shareholder. The note accrues interest at 10% through December 31, 1995 and at 12% thereafter. The note and all unpaid interest is due August 31, 1999, as amended. The note is secured by all of the Chairman and CEO's shares and the assets of the Company. The shareholder has waived all accrued interest relating to this note totaling $165,000 through March 31, 1998. Interest subsequent to March 31, 1998 is accruing at prime plus two percent, currently 9.5%.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES:

     In April 1998, the Company was served with a complaint in a matter styled Program Power Entertainment, Inc. vs. Team Communications Group, Inc., filed in Superior Court for the County of Los Angeles. In the complaint, the Plaintiff, a producer of four hours of programming (the "Programs") distributed internationally by the Company, alleges, among other things, that the Company failed to use its best efforts to maximize income from the distribution of the Programs by licensing the Programs in conjunction with other producers' programs, allocating revenues from such licenses among the Programs in conjunction with other producers' programs, allocating revenues from such licenses among the producers to

                        TEAM COMMUNICATIONS GROUP, INC.

the detriment of the Plaintiff, and that the Company failed to properly account to the Plaintiff for such revenue. The complaint seeks an accounting and damages as may be established at trial. The Company has filed an answer in this action and intends to vigorously defend itself.

     In January 1999, the Company was served with a complaint in a matter styled Mel Giniger & Associates vs. Team Communications Group, Inc. et al filed in the Superior Court of the County of Los Angeles. In the complaint, the Plaintiff, an individual who served and continues to serve as a sales agent for the company, alleges that he is owed commissions for sales of certain of the Company's programming and that the Company has failed to pay in full the amounts Plaintiff alleges are owed to him. The complaint seeks damages for breach of contract, services rendered, account stated and for payment of value for services rendered. The Company has filed an answer in this action and intends to vigorously defend itself.

     In March 1999, the Company was served with notice of a Demand for Arbitration in a matter styled Venture Management Consultant, LLC and TEAM Communications Group, Inc. et al. with the American Arbitration Association. The demand stems from a dispute between the parties concerning a consulting agreement to provide investment banking services. The Company has filed an answer in this action and intends to vigorously defend itself.

     The Company is also aware of a claim being asserted by Chase Financing Ltd. in the amount of $356,000 allegedly due and owing to the claimant pursuant to various consulting agreements with the Company under which the Company asserts it has received no services or value. This matter has not been submitted to any form of dispute resolution, and, in the event that it is, the Company intends to vigorously defend itself.

     At this time, the outcome of any of the above matters cannot be determined by the Company with any certainty. The Company is subject to the above mentioned litigation and other various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The Company leases office space and certain office equipment. The total lease expense was $118,400 and $96,300 for the periods ended December 31, 1998 and December 31, 1997, respectively. The various operating leases to which the Company is presently subject require minimum lease payments for the years ending December 31, as follows:

1999.......................................................   54,700
2000.......................................................    6,400
2001.......................................................    6,400
2002.......................................................    6,400
2003.......................................................    5,800
                                                             -------
                                                             $79,700
                                                             =======

NOTE 7 -- LINE OF CREDIT -- BANK

     The Company has a $1,114,000 line of credit with its bank, secured by a certificate of deposit and certain receivables, which accrues interest on the outstanding balance at 1.75% over Merchantile Bank's certificate of deposit rate. The agreement expires June 15, 1999.

                        TEAM COMMUNICATIONS GROUP, INC.

NOTE 8 -- NOTE PAYABLE:

     Notes payable consists of the following at December 31, 1998:

Private placements:
  12% secured notes due August 1999(i)..................   $  225,000
  10% secured convertible notes due August 1999(ii).....      296,000
  10% secured notes due August 1999(iii)................       80,000
Promissory notes:
  10% secured promissory note due August 1999(iv).......      250,000
  11% unsecured promissory note past due(v).............      124,900
  12% secured note due April 1999, past due(vi).........      150,000
  12% secured note due March 1999, past due(vii)........      150,000
  12% secured note due April 1999(viii).................      350,000
  18% secured note past due(ix).........................      115,000
  12% secured note due January 2000(x)..................      284,100
  16% secured note due August 1999(xi)..................       30,000
  10% secured note due March 1999, past due(xii)........      250,000
                                                           ----------
                                                           $2,305,000
                                                           ==========

     In 1998, the Company recognized a $69,500 extraordinary loss as a result of the early redemption of certain notes. The extraordinary loss consisted of the write-off of the associated debt discount, net of income tax benefits of $37,500.

     In January 1996, the Company entered into an agreement with AMAE Ventures, an outside investor. The Company received $322,000 in exchange for (i) a convertible secured promissory note, convertible into 3% of the Company's outstanding stock on a fully diluted basis through an initial public offering, and (ii) the transfer from the principal shareholder of 4% of the Company's issued and outstanding stock on a fully diluted basis through an initial public offering. The Company issued 188,974 shares of common stock upon conversion of these notes plus accrued interest through the Company's initial public offering.

          (i) During February - June 1996, the Company participated in a private placement offering. The Company sold 18 placement units to the following investors: Matthew and Barbara Geisser, Central Scale Co., Vijaya Kani Rehala, Vijay-Kumar Rekhala, M.D., United Congregation Mesorah, Samuel Marinelli, Mildred Geiss, Jon Kastendieck, Bank Leumi-Affida Bank, Cooperative Holding Corporation, Aaron Wolfson, Abraham Wolfson, Arielle Wolfson, and LEVPOL. Each unit consisted of a $50,000 note payable with interest of 12% per annum, compounded quarterly, and 6,408 Common Stock Purchase warrants. The accrued interest balance was $122,900 at December 31, 1998. Each warrant entitles the holder to buy one share of common stock at an exercise price of $0.43. The warrants are exercisable commencing two business days following the effective date of the registration statement relating to an initial public offering, July 29, 1998, and terminating on the July 29, 2001. Through this private placement, the Company raised $900,000 and issued 115,351 warrants. Principal and interest were due no later than July 15, 1998, $675,000 was redeemed at the initial public offering. The remainder of the noteholders extended the maturity date to August 1999. The notes are secured by substantially all of the assets of the Company. The fair value of the notes and the carrying amount and fair value of the associated warrants were determined by the market rate, approximately 25%, based upon management's estimate of its borrowing rate in an arm's length transaction for a financial instrument of this risk. The notes were discounted at this market rate. The value of the warrants amounted to $162,000 and is included in paid in capital.

                        TEAM COMMUNICATIONS GROUP, INC.

          (ii) During June - October 1996, the Company participated in a second private placement offering. The Company sold 19.5 placement units to the following investors: Wellington Corporation, Crescent Capital Company, LLC, Arthur Steinberg IRA Rollover, Robert Steinberg IRA Rollover, Robert Ram Steinberg, A Partnership, Von Graffenried AG, Alpha Ventures, Tuch Family Trust, Third World Trust Company LTD., Alfred Ross, Fred Chanowski, Allen Goodman, Felix Paige, Rogal America, Mark Levine, Joseph Sullivan, Robert Gopen, Colony Financial Services, John Carberry, Daniel and Thalia Federbush, and Michael Berlin. Each unit consisted of a $50,000 senior convertible note payable with interest of 10% per annum, compounded quarterly, and 4,272 Common Stock Purchase warrants.

          The notes are convertible at their principal amount into common stock of the Company at any time one year after the initial public offering, July 29, 1998, through maturity at the conversion price of $5.00 per share subject to adjustment in certain circumstances. Each warrant entitles the holder to buy one share of common stock at an exercise price of $0.43. The warrants are exercisable commencing two business days following the effective date of the registration statement relating to an initial public offering, July 29, 1998, and terminating on July 29, 2001. As of December 31, 1996, the Company raised $975,000 and issued 83,308 warrants. Principal and interest were due no later than July 15, 1998 and $679,000 was redeemed at the initial public offering. The remainder of the noteholders extended the maturity date to August 1999. The accrued interest balance was $108,500 at December 31, 1998. The notes are secured by substantially all of the assets of the Company. The carrying amount and fair value of the notes and associated warrants were determined by the market rate, approximately 25%, for a financial instrument of this risk. The notes were discounted at this market rate. The value of the warrants amounted to $381,928 and is included in paid in capital.

          (iii) During January 1997, the Company participated in a third private placement offering. The Company sold 19.4 units to the following investors:
     Alan Parness, Arab International Trust Co., Duck Partners, LP, Gary and Paula Wayton, Michael Rosenbaum, RMK Financial LLC, Robert Bain, Robert Frankel, Roger Triemstra, Roland McAbee, Swan Alley Limited, and Van Moer Santerr & Cie. Each unit consisted of a $50,000 senior note payable with interest of 10% per annum, payable at six month intervals, and 10,000 Common Stock Purchase warrants. In 1998 $889,000 was repaid. The maturity date of the notes is August 1999. Each warrant entitles the holder to buy one share of common stock at an exercise price of $0.97. The warrants are exercisable commencing two business days following the effective date of the registration statement relating to an initial public offering and terminating on the third anniversary of that date. As of September 30, 1997, the Company raised $969,000 and issued 193,870 warrants. The accrued interest balance was $41,100 at December 31, 1998. The notes are secured by substantially all of the assets of the Company. The carrying amount and fair value of the notes and associated warrants were determined by the market rate, approximately 25%, for a financial instrument of this risk. The notes were discounted at this market rate. The value of the warrants amounted to $286,797 and is included in paid-in capital.

          (iv) In April 1996, the Company entered into a $500,000 promissory note with South Ferry #2, L.P., an outside investor, to finance a television program. The note accrues interest at 10% per annum and is due on August 20, 1999, as amended. At the initial public offering, $250,000 was repaid. The accrued interest balance was $124,200 at December 31, 1998. The note is secured by certain assets and rights associated with the television program. There were 29,906 warrants (exercisable at $0.43 per warrant) issued in connection with this note. The fair value of the note was estimated using discounted cash flow methods based on the Company's borrowing rates, approximately 25%, for similar types of borrowing arrangements with comparable terms and maturities.

          (v) In September 1996, the Company entered into a $150,000 unsecured promissory note with Time Life to repay an advance provided to the Company in October 1995. The note bears interest at 11% per annum from October 1995 and required payments such that the note would be repaid by March 31,

                        TEAM COMMUNICATIONS GROUP, INC.

     1997. As of December 31, 1998, there was $29,700 of accrued interest. During 1997, the Company made a $10,000 principal payment. During 1996, the Company made a $30,250 payment, of which $15,125 was applied to the principal balance, and $15,125 was applied to accrued interest. The holder of the note has not filed a notice of default and the Company is negotiating an extension of the payment terms.

          (vi) In March 1998, the Company obtained a loan in the amount of $150,000 from Arab Commerce Bank, which carries interest at 12% per annum and matures on April 1, 1999. As of December 31, 1998 there was accrued interest of $13,800. The note is secured by substantially all the assets of the Company.

          (vii) In March 1998, the Company obtained a loan in the amount of $150,000 from Nick Kahla, which carries interest at 12% per annum and matures on March 16, 1999. As of December 31, 1998, there was accrued interest of $14,100. The note is secured by substantially all the assets of the Company.

          (viii) Between March 1998 and May 1998, the Company arranged $650,000 in short-term loans. $300,000 was repaid at the initial public offering. These loans bear an interest rate of 12%, and $100,000 matures in March 1999 and $250,000 matures in April 1999. At December 31, 1998, the accrued interest was $29,400.

          (ix) In May 1998, the Company obtained a loan in the amount of $115,000 from the High Bridge Fund. The loan includes a $15,000 loan origination fee and begins to accrue interest at 18% per year if the loan goes into default. At December 31, 1998, the accrued interest was $2,000. The loan matured November 15, 1998 and management is currently negotiating a settlement of this note.

          (x) In May and June 1998, the Company arranged with nine parties for $375,000 of long term loans. The loans mature January 2000. Of the $375,000, there are two loan origination fees, one for $8,000 and one for $8,500. Two notes are convertible at their principal and interest amount into common stock of the Company at any time through maturity at the conversion price of 50% of the current per share market value. One note is convertible at its principal and interest amount into common stock of the Company at the conversion price of 75% of the current per share market value. These conversion features were valued at $62,500 and included in paid in capital. The resulting discount on the notes payable is amortized over the life of the note using the effective interest method. At December 31, 1998, $284,100 principal amount remained outstanding. The loans accrue interest at 12% per annum. As of December 31, 1998, there was accrued interest of $22,700.

          (xi) In July 1998, the Company arranged a loan for $340,000. The loan matures August 1999. The loan bears an interest rate of 16% per annum. At December 31, 1998, $30,000 principal amount remained outstanding. As of December 31, 1998, there was accrued interest of $11,100.

          (xii) On December 29, 1998, the Company arranged a loan for $250,000. The loan accrues interest at 10% per annum. The loan matures on March 31, 1999.

     As of April 15, 1999 or within the next two weeks, the Company was or will be in technical default in respect to obligations aggregating approximately $1,140,000, exclusive of interest. The Company is currently negotiating with these noteholders. The Company has not received any written action regarding these defaults and the Company believes it will cure such defaults within the first six months of 1999.

                        TEAM COMMUNICATIONS GROUP, INC.

NOTE 9 -- GEOGRAPHIC INFORMATION:

     The Company operates in a single industry segment, the development, production and distribution of television programming. All of the Company's operations are conducted in the United States.

     A summary of the Company's revenues by geographic area is presented below:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        1998            1997
                                                    ------------    ------------
North America.....................................  $ 9,844,500      $1,383,600
Europe............................................           --         307,100
South America.....................................    1,351,800       3,798,900
Asia..............................................    1,412,900         136,000
Australia and Africa..............................      972,700       1,250,000
                                                    -----------      ----------
Total.............................................  $13,581,900      $6,975,600
                                                    ===========      ==========

NOTE 10 -- STOCK OPTION PLANS:

     The Company has established stock option plans for its employees and consultants (the "1995 Stock Option Plan") and for its non-employee directors (the "1995 Stock Option Plan for Non-Employee Directors").

     The 1995 Stock Option Plan allows for options (including Incentive Stock Options) to be granted to employees and consultants at less than fair market value at date of grant. These options may be immediately exercisable and expire over a period determined by the Stock Option Committee of the Board of Directors (the "Committee"). The Committee is comprised of two members of the Board of Directors. The total number of options available to grant under this plan is 270,000.

     The 1995 Stock Option Plan for Non-Employee Directors allows for a set number of immediately exercisable options to be granted at fair market value to non-employee members of the Board of Directors. The total number of options available to grant under this plan is 67,500. There were no options granted exercised, forfeited, expired or outstanding pursuant to the Director Plan for the year ended December 31, 1998.

     A summary of the Key Employee Plan as of and for the years ended December 31, 1998 and December 31, 1997 is presented below:

                                                                 WEIGHTED AVERAGE
                  KEY EMPLOYEE PLAN                    SHARES    EXERCISED PRICE
                  -----------------                    -------   ----------------
Outstanding as of January 1, 1997....................   35,000        $1.14
  Granted............................................       --           --
  Exercised..........................................       --           --
  Forfeited/Expired..................................       --           --
                                                       -------
Outstanding as of December 31, 1997 and
  December 31, 1998..................................   35,000
                                                       =======
Weighted-average fair value of options outstanding...  $  1.14
                                                       =======

                        TEAM COMMUNICATIONS GROUP, INC.

     The following table summarizes information about options outstanding at December 31, 1998 and December 31, 1997:

                                     SHARES EXERCISABLE AT
                                      DECEMBER 31, 1998,          DATE
     TOTAL SHARES   EXERCISE PRICE     DECEMBER 31, 1997     OPTIONS EXPIRE
     ------------   --------------   ---------------------   --------------
        30,000          $1.00               10,000            July 1, 2006
         5,000          $2.00                5,000            June 6, 2006
        ------                              ------
        35,000                              15,000
        ======                              ======

     The Company has elected, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation", to account for its stock compensation arrangements under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". Accordingly, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of such pronouncement. The fair value for these options was estimated at the date of grant using the binomial option pricing model with the following weighted average assumptions: risk-free interest rate of 6.33%, no dividend yield, expected lives of two and a half years, and volatility of 0%.

     For purposes of pro forma disclosure, the estimated fair value of the options is zero, hence neither pro forma net income nor earnings per share are presented.

     During 1998, the Company granted 32,000 warrants exercisable at $2.75, 5,000 warrants exercisable at $3.50, 100,000 warrants exercisable at $1.62, 75,000 warrants exercisable at $3.00, 25,000 warrants exercisable at $3.25 and 10,000 warrants exercisable at $2.00 to five outside parties for services provided to the Company. In addition, the Company granted 131,000 warrants exercisable at $1.62 and 20,000 warrants exercisable at $2.45 to two outside parties in connection with debt raised by the Company. The Company also granted in aggregate 60,000 warrants exercisable at $2.50 to two outside members of its board of directors.

     In January 1997, the Company's shareholders voted to freeze the 1995 Stock Option Plans and adopt two new plans, the Team Communications Group, Inc. Stock Awards plan (the "1996 Employee Plan") and the Team Communications Group, Inc. Directors' Stock Option Plan (the "1996 Director's Plan").

     The 1996 Directors Plan allows Directors who are not employees of the Company, on the effective date of an initial public offering and each annual anniversary thereof, to receive options to purchase 2,500 shares. The option price per share of Common Stock purchasable upon exercise of such stock options shall be 100% of the fair market value on the date of grant. Such options shall be exercisable immediately on the date of grant by payment in full of the purchase price in cash. The aggregate number of shares of Common Stock that may be granted pursuant to the 1996 Directors Plan is 20,000.

     The aggregate number of shares of Common Stock that may be granted under the 1996 Employee Plan is 180,000. The Employee Plan provides for the authority by the Employee Plan Committee to grant ISO's to any key employee of the Company or any affiliate of the Company and to determine the terms and conditions of each grant, including without limitation, the number of shares subject to each ISO. The ISO exercise price will also be determined by the Committee and will not be less than the fair market value of the Common Stock on the date of grant. The exercise price will not be less than 110% of such fair market value and the exercise period will not exceed five years if the participant was the holder of more than 10% of the Company's outstanding voting securities.

                        TEAM COMMUNICATIONS GROUP, INC.

NOTE 11 -- SUBSEQUENT EVENTS:

     On January 30, 1999, the Company agreed to sell up to $2,000,000 of 8% Convertible Debentures and warrants to purchase up to 200,000 shares of common stock. At that date, the Company sold $850,000 principal amount of these debentures and 85,000 warrants.

     On March 16, 1999, the Company agreed to sell up to $1,000,000 of 8% Convertible Debentures and warrants to purchase up to 100,000 shares of common stock. At that date, the Company sold $500,000 principal amount of these debentures and 50,000 warrants. An additional second sale of $500,000 was subscribed for on April 7, 1999.

     The Convertible Debentures have the same terms. The conversion price for each Debenture will be the lesser of (A) 90% of the average per share market value for five consecutive days prior to the Initial Closing date or (B) 85% of the per share market value for the trading day having the lowest per share market value during the five trading days prior to the conversion date. If not otherwise converted, the Debentures mature on January 27, 2002.

NOTE 12 -- INITIAL PUBLIC OFFERING:

     During July 1998 the Company completed an initial public offering of 1,500,000 shares of its common stock at $5.50 per share, raising net proceeds of approximately $5.7 million. A reconciliation of the use of proceeds with the amounts set forth in the registration statement for the shares follows:

                                                   PER REGISTRATION
                                                      STATEMENT          ACTUAL
                                                   ----------------    ----------
Offering proceeds................................     $8,250,000       $8,250,000
Underwriters discount (9%) and non-accountable
  expense allowance (2%).........................       (907,500)        (907,500)
Expenses of the offering.........................       (928,700)      (1,597,800)
                                                      ----------       ----------
Net Proceeds.....................................     $6,413,800       $5,744,700
                                                      ==========       ==========
Use of Proceeds:
Repayment of loans, including interest...........     $4,553,000       $5,273,600
Acquisition of distribution rights...............      1,750,000          350,000
Corporate overhead and working capital...........        110,800          121,100
                                                      ----------       ----------
                                                      $6,413,000       $5,744,200
                                                      ==========       ==========

     Expenses of the offering were greater than amounts set forth in the registration statement due to additional travel and miscellaneous costs of approximately $269,000 associated with presentations of the Company to prospective investors in the United States and Europe, $140,000 in additional legal and accounting expenses, and the use of an outside consultant for $260,000 to assist in selling the securities.

NOTE 13 -- GOING CONCERN:

     The Company's financial statements for the years ended December 31, 1997 and December 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company expects to incur substantial expenditures to produce television programs and/or acquire distribution rights to television programs produced by third parties. The Company's working capital plus limited revenue from the licensing of its current inventory of television programs will not be sufficient to fund the Company's ongoing operations, including completing projects that the Company is contractually required to develop or produce.

                        TEAM COMMUNICATIONS GROUP, INC.

     Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change in, or disagreement with, our independent auditors occurred during the fiscal year ended December 31, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Our directors and executive officers, together with their respective ages and positions with us, are as follows:

        NAME             AGE                             POSITION
        ----             ---    -----------------------------------------------------------
Drew S. Levin........    45     Chairman of the Board, Chief Executive Officer and Director
Jonathan D.
  Shapiro............    43     President, Chief Operating Officer and Director
Eric Elias...........    43     Senior Vice President, Business and Legal Affairs
Timothy A. Hill......    32     Chief Financial Officer, Secretary
Declan O'Brien.......    33     Senior Vice President, Development
W. Russell Barry.....    63     Director(1)(2)
Michael Jay
  Solomon............    61     Director(1)(2)

---------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     The current officers and directors serve until the next annual meeting or until their respective successors are elected and qualified. All officers serve at the discretion of the Board of Directors. Certain information regarding the backgrounds of each of the officers and directors is set forth below.

     Drew S. Levin has been our President, Chief Executive Officer and Chairman of the Board of since we were formed in 1995. With the hiring of Mr. Shapiro, Mr. Levin relinquished the title of President. From 1987 through 1994, Mr. Levin was President of DSL Productions, Inc. ("DSP"), a privately held company that was sold to The Producer's Entertainment Group, Inc. ("TPEG") in 1994. Through February 1995, he continued to act as president of DSP, which operated as a subsidiary of TPEG. Mr. Levin has produced and co-produced hundreds of hours of programming, including "Future Quest," for which Mr. Levin received an Emmy Award, "Hollywood Stuntmakers," "FX Masters" and "Forces Beyond" for the Discovery Network. Mr. Levin has extensive experience in international co-productions, including co-producing a domestic and international version of "Top of the Pops" with the British Broadcasting Company for the CBS television network and the Montreux Rock Festival for the Showtime Network.

     Jonathan D. (Jody) Shapiro has been President, Chief Operating Officer and a Director since January 1, 1999. Before joining the Company, Mr. Shapiro was employed at Harmony Holdings Inc., where he was Executive Vice President, as well as President of Harmony Entertainment, Inc., from 1998 to 1999. During 1997, Mr. Shapiro was an independent consultant. From 1993 to December 1996, he was President and Chief Executive Officer of CST Entertainment, Inc., where he executive produced the award winning made for television movie "Wyatt Earp:
Return to Tombstone", as well as other series. From 1990 to 1993, Mr. Shapiro was President of RHI Television Sales (formerly New Line Television Distribution). From 1986 to 1990, he was at Qintex Entertainment, Inc., where he served as both Executive Vice President of Qintex Telecommunications Group and President of Hal Roach Studios Syndication, Inc. Mr. Shapiro began his career at Telepictures Corporation, attaining the position of Senior Vice President of Domestic Television.

     Eric Elias has served in the capacity as Senior Vice President, Business and Legal Affairs since our formation in 1995. Mr. Elias has previously served as corporate counsel and general manager for a retail and wholesale leisure electronics firm and, for the past twelve years, has been in general private practice of law, providing business and legal affairs services for television production entities similar to the Company.

     Timothy A. Hill has been Senior Vice President/Chief Financial Officer and Secretary since August 18, 1998. Prior to joining the Company, Mr. Hill served as Controller for Spelling Films, Inc. From 1994 to 1996, Mr. Hill was a Manager for Price Waterhouse LLP, where he worked with entertainment, media and communications clients. From 1989 to 1994, he was Manager with Arthur Andersen LLP. Mr. Hill is a certified public accountant. He received a Bachelor's of Science Degree in Accounting from Pepperdine University. Mr. Hill is a member of the American Film Market Association, where he serves as Chairman of the Finance Committee.

     Declan O'Brien has been Senior Vice President, Development since April 13, 1998. For the past 5 years, Mr. O'Brien has worked for several television and motion picture companies located at The Walt Disney Company Studios. From 1996 to 1998, Mr. O'Brien served as Director of Development at Goldenring Productions. Prior to 1996, he was involved in production at Touchstone Pictures. Mr. O'Brien holds a Bachelor of Arts degree from California State University, Pomona, where he was graduated with honors.

     Michael Jay Solomon has been a member of the Board of Directors since August, 1998. Mr. Solomon has over 41 years experience in the entertainment business. In 1978, Mr. Solomon founded Telepictures Corp., serving as its Chairman of the Board and Chief Executive Officer. In 1985, Telepictures Corp. merged with Lorimar Inc., with Mr. Solomon being appointed as the combined companies' President. From 1989 to April 1994, Mr. Solomon was President of Warner Bros. International Television, heading up that company's sales and marketing to television, cable and satellite companies outside of the United States. For the past four years, Mr. Solomon has been Chairman and Chief Executive Officer of Solomon Broadcasting International, a television communications company which he formed in April 1994. In 1997, Mr. Solomon became the U.S. representative of Telefonica, Spain, in its new digital Pay TV, Pay-Per-View and Basic Cable Television System -- Via Digital. Mr. Solomon serves on the Boards of Directors of the International Council of the National Academy of Television Arts and Sciences and the New York University Stern School of Business.

     W. Russell Barry has been a member of the Board of Directors since March 16, 1999. Mr. Barry has more than thirty years experience as a senior management executive in broadcasting, television production, and worldwide distribution. From 1961 to 1976, Mr. Barry worked for CBS and held various sales and management positions including Vice President and General Manager of KNXT (CBS owned station in Los Angeles). In 1976, he joined 20th Century Fox as Vice President Network Sales and subsequently became President of 20th Century Fox Television. Recruited in 1981 by Playboy Enterprises as President of their production company, he negotiated a joint venture with Cablevision and launched the Playboy Channel. From 1983 to 1986, he was President of Taft Entertainment Television. In 1986, he was named President, and then in June of 1995, Chairman of Turner Program Services, the television distribution company for Turner Broadcasting. During those twelve years, his responsibilities included the worldwide marketing and sales of CNN, the MGM library, Hanna Barbera and other Turner programing. Currently, he is a partner in Bandit Films and consults for several companies.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     In January 1997, CST Entertainment, Inc., a publicly held company primarily involved in the colorization of old "black and white" film material, filed for federal bankruptcy protection in the Southern District of California. From 1993 to December 1996, Mr. Shapiro, our current President, Chief Operating Officer and a director, was president, chief executive officer and a director of CST Entertainment, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 furnished to us since our initial public offering in July 1998, 1 current director, Michael Joy Solomon, 1 prior director, Seth Willenson, and 1 officer, Timothy A. Hill, inadvertently filed their Forms 3s late.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company for the fiscal years ended December 31, 1996, 1997 and 1998 by the Company's Chief Executive Officer and the Company's other executive officer whose salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                               STOCK     ALL OTHER
        NAME AND PRINCIPAL POSITION(1)          YEAR    SALARY     BONUS      OPTIONS   COMPENSATION
        ------------------------------          ----   --------   --------    -------   ------------
Drew S. Levin(5)..............................  1998   $220,000   $145,000
  Chairman of the Board                         1997   $220,000   $145,000
  and Chief Executive Officer                   1996   $350,000   $ 45,000(2)      (3)    $13,400(4)

---------------
(1) Other than salary described herein, the Company did not pay the Named Executive Officers any compensation, including incidental personal benefits in excess of 10% of such individual Named Executive Officer's salary.

(2) For the fiscal year ended December 31, 1996, Mr. Levin was entitled, pursuant to the terms of his prior agreement, to a bonus equal to certain producer's fees relating to the series "Amazing Tails." During such period Mr. Levin received $45,000 and, pursuant to the terms of his new employment agreement (which became effective upon the closing of the public offering in August 1998), has agreed to apply the balance of such accrued but unpaid bonus ($175,000) to repay certain loans made to him by the Company. This amount ($175,000) was reflected in Mr. Levin's compensation for fiscal 1998. In the future, Mr. Levin will not receive production bonuses. The loan balance is $147,241 as of the date hereof. Such amount is net of amounts owed to Mr. Levin for accrued producer fees and the bonus effective April 1, 1998. See "Certain Relationships and Related Transactions."

(3) Pursuant to the terms of Mr. Levin's restated employment agreement, Mr. Levin will be granted options to acquire 85,000 shares of the Company's Common Stock, exercisable at the Company's initial public offering price. These options shall be deemed fully vested.

(4) Mr. Levin was entitled to receive a car allowance of $1,250 for 8 months and $850 per month for 4 months.

(5) For the fiscal year ending December 31, 1998, the Company has granted Mr. Levin a bonus, effective as of April 1, 1998, of $70,000 in respect of his services for 1997. This amount is in addition to his agreed upon contractual compensation. In addition, Mr. Levin received a bonus of $30,000 pursuant to the terms of his employment agreement for the fiscal year ended December 31, 1998.

COMPENSATION OF DIRECTORS

     Under the 1996 Directors Plan, Directors who are not are employees receive annual option grants to purchase 2,500 shares of Common Stock. The option price per share of Common Stock purchasable upon exercise of such stock options shall be 100% of the fair market value on the date of grant. Such options shall be exercisable immediately on the date of grant by payment in full of the purchase price in cash.

     In October 1998, the Company agreed to seek amendments to the 1996 Plan, and otherwise restate such plan, so that directors were each granted 30,000 options at the then effective exercise price of $2.50. The Company is currently planning to submit such a plan to its shareholders.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL AGREEMENTS

     DREW LEVIN. We have entered into an employment agreement with Mr. Levin (the "Levin Agreement") providing for his services as President and Chief Executive Officer effective January 1, 1997 through December 31, 2001. With the hiring of Mr. Shapiro, Mr. Levin relinquished the title of President. Pursuant to the Levin Agreement, Mr. Levin will receive a salary of $220,000, plus $145,000 per annum as an advance against a pro-rata portion of producer's fees earned by Mr. Levin (the "Annual Salary"). Producer's fees in excess of $145,000 will be retained by us. Mr. Levin has agreed that any producer's fees relating to Company produced programming shall be allocated to us. Pursuant to the Levin Agreement, Mr. Levin will receive: (i) from 5% to 7.5% of our pre-tax profit beginning in 1997 pursuant to a formula based on specified earnings levels (no such payments were made in 1997); and (ii) options to acquire an aggregate of 85,000 shares of our Common Stock at a per share exercise price equal to the initial public offering price, which options shall be deemed fully vested. The Levin Agreement also provides that certain unpaid bonus compensation owing to Mr. Levin will be applied to his loan from the Company.

     The Levin Agreement also provides that if Mr. Levin dies or becomes unable to perform his duties, functions and responsibilities for a period of 3 consecutive months or shorter periods aggregating 4 months within any 12 month period, the Company may terminate Mr. Levin, in which case Mr. Levin or his beneficiary shall be entitled to receive all of Mr. Levin's base salary, accrued share of bonus for that fiscal year and thereafter for an additional one year period. If the Company were to terminate Mr. Levin without cause, Mr. Levin would be entitled to receive (i) a lump sum payment equal to the Annual Salary, as well as unpaid vacation pay, unreimbursed business expenses and any other monies payable to Mr. Levin under any employee benefit plan; (ii) the right to obtain a transfer of any life insurance policy existing for the benefit of Mr. Levin; and (iii) one half of the balance of the Annual Salary payable through the end of then current term, as due and scheduled under the Levin Agreement as if Mr. Levin had not been terminated, with a minimum payable of 1 year's Annual Salary and a maximum payable of 2 years' Annual Salary.

     JONATHAN D. (JODY) SHAPIRO. We have entered into an employment agreement with Mr. Shapiro (the "Shapiro Agreement") providing for his services as President and Chief Operating Officer, effective as of November 22, 1998. As part of the Shapiro Agreement, the Company's management agreed to use its best efforts to elect Mr. Shapiro as a Director of the Company. The term of the Shapiro Agreement commenced January 1, 1999 and continues until December 31, 1999. If during such period Mr. Shapiro is successful in helping the Company to raise a minimum of $3,000,000 in debt or equity financing, the Shapiro Agreement will be extended for an additional 2 years. Mr. Shapiro is to be paid a base salary of $220,000 per year, plus a bonus to be determined by the Compensation Committee of the Board of Directors based upon his performance. In addition, applied against such bonus will be 2% of the gross dollars raised through Mr. Shapiro's efforts and 1% of the Company's post tax profits. Mr. Shapiro's bonus shall be a minimum of $25,000 upon the successful completion of the initial term. The minimum bonus shall increase to $30,000 for the second year and $40,000 for the third year. Mr. Shapiro will be granted 90,000 stock options at an exercise price of $1.65 per share, such options to vest ratably over the first 2 years of his employment.

     TIMOTHY A. HILL. We have entered into an employment agreement with Timothy
A. Hill (the "Hill Agreement") providing for his services as Senior Vice President/Chief Financial Officer effective August 18, 1998. The term of the Hill Agreement is for 1 year with the Company having an option to extend it for 1 additional year. Mr. Hill is to be paid a salary of $115,000 per year, plus a minimum annual bonus of $10,000. Mr. Hill is to be granted 10,000 stock options per year of service, to vest at the end of each year of service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1999, certain information regarding the ownership of Common Stock by: (i) each person who is known by the us to own of record or beneficially more than 5% of the outstanding Common Stock; (ii) each of our directors; and (iii) each named executive officer; and
(iv) all
directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                                            AGGREGATE NUMBER      PERCENT OF
                                                          OF SHARES BENEFICIAL      SHARES
                  NAME AND ADDRESS(1)                           OWNED(2)          OUTSTANDING
                  -------------------                     --------------------    -----------
Drew S. Levin(3)........................................        684,123              21.3%
Joe Cayre(4)............................................        263,617               8.3%
Michael Jay Solomon(5)..................................         50,000                 *%
W. Russell Barry(6).....................................         30,000                 *%
Jonathan D. Shapiro(7)..................................         18,750                 *%
All officers and directors as a group (8 persons).......                             23.9%

---------------
 *  Less than 1%

(1) Address is c/o Team Communications Group, Inc., 12300 Wilshire Boulevard, Suite 400, Los Angeles, California 90025.

(2) Gives effect to the anti-dilution provisions of the sale of 2.5% of the Company's Common Stock from Mr. Drew Levin to Mr. Morris Wolfson, Mr. Abraham Wolfson, Mr. Aaron Wolfson and Wedmore Corporation N.V. and the conversion of the Conversion Note computed on a fully diluted basis.

(3) Includes 249,488 shares which Mr. Joseph Cayre has agreed to transfer to Mr. Levin pursuant to Mr. Levin's arrangements with Mr. Cayre. Mr. Levin has pledged his shares and his options to Mr. Cayre pursuant to Mr. Cayre's loan transaction with the Company. Includes options to acquire 85,000 shares of Common Stock at an exercise price of $1.00 per share which the Company granted to Mr. Levin concurrently with the execution of his Employment Agreement.

(4) Includes options to purchase 48,743 shares of the Company's Common Stock at an exercise price of $0.43 per share.

(5) Includes a warrant to purchase 30,000 shares of Common Stock at an exercise price $2.50 per share.

(6) Includes a warrant to purchase 30,000 shares of Common Stock at an exercise price $2.50 per share.

(7) Pursuant to Mr. Shapiro's employment agreement, he has been granted options to purchase 90,000 shares of the Company's Common Stock at an exercise price of $1.65 per share, of which 18,750 shares are exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHORT TERM BORROWINGS BY MR. LEVIN; TRANSACTIONS WITH JOSEPH CAYRE; TRANSACTIONS WITH ERIC ELIAS

     SHORT TERM BORROWINGS BY MR. LEVIN. The Company had due from officer balances of $145,400, $195,500 and $11,300 at December 31, 1998, December 31,
1997 and December 31, 1996, respectively, representing short-term interest free loans made by the Company to Mr. Levin, less producer's fees earned for services on a Company production. At December 31, 1998, December 31, 1997 and December 31, 1996, the amount of such loans owed by Mr. Levin to the Company (which also represents the highest amount borrowed during such periods) was $145,400, $195,500 and $11,300, respectively. As of March 31, 1999, the amount of such loans is $170,400, with a majority of the disinterested members of the Board of Directors having approved the additional $25,000 loan. Such amount is net of amounts owed to Mr. Levin for accrued producer fees and bonus effective April 1, 1998. Any future borrowings by any officer of the Company will require the approval of a majority of the disinterested members of the Board. There is no interest being charged on the amount Mr. Levin owes the Company and there is no interest accruing on the producer fees owed by the Company to Mr. Levin.

     In connection with the Company's facilities, Mr. Levin has personally guaranteed the obligations under the Company's lease through May 1999.

     TRANSACTIONS WITH JOSEPH CAYRE. As of the date hereof, the Company was indebted to Joseph Cayre, one of its original shareholders, in respect of a loan made in April in the amount of $500,000 and Interest on this loan currently accrues at the prime rate established by Republic National Bank, New York, New York, plus 2% per year. Mr. Cayre has waived the interest that accrued on this loan prior to March 31, 1998. Mr. Cayre's loan is currently secured by Mr. Levin's shares and all of the assets of the Company.

     Mr. Cayre and Mr. Levin agreed that as of the closing of the Company's initial public offering, Mr. Cayre would receive payment of $250,000 in respect of the amounts owed to him, and the remaining debt of $500,000 would be extended until August 31,1999. Subject to the foregoing, Mr. Levin and Mr. Cayre also agreed to restructure Mr. Cayre's investment in the Company. Mr. Cayre agreed that upon the closing of the Company's initial public offering, Mr. Cayre's interest in the Company would be reduced to 214,874 shares of the Company's Common Stock by transferring to Mr. Levin 195,774 shares of the Company's Common Stock held by Mr. Cayre. Mr. Cayre entered into a consulting agreement with the Company pursuant to which he was paid $260,000 for his consulting services to the Company through September 30, 1998. In February 1996, in connection with a prior restructuring of this indebtedness, Mr. Cayre received options to purchase 48,743 shares of Common Stock at a price of $.43 per share, which options are exercisable at the time of the Company's initial public offering.

     TRANSACTIONS WITH ERIC ELIAS. Mr. Elias, who serves as Senior Vice President, Business and Legal Affairs, is paid through his private law firm. In 1997 Mr. Elias received approximately $125,000, including expense reimbursements, for such legal services. In 1998, Mr. Elias received approximately $170,000, including expense reimbursements, for such legal services. On June 30, 1997, Mr. Elias was granted an option to purchase 12,500 shares of the Company's Common Stock at the Company's initial public offering price of $5.50 per share.

     The Company believes that the foregoing transactions were on terms no less favorable to the Company than those available from unaffiliated parties. It is the Company's current policy that all transactions with officers, directors, 5% shareholders and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested independent directors, and on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements are included in Item 7, Part II of this report.

     (a)(2) Exhibits:

            Except as noted, all Exhibits, numbered as they were numbered for filing as Exhibits to the Company's Form SB-2, Registration Statement, No. 333-26307, effective July 29, 1998, are incorporated herein by this reference to such Registration Statement.

     (b) Reports on Form 8-K: None.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1     Articles of Incorporation
      3.2     By-laws of the Company
      4.1     Form of Warrant Agreement March 1996
      4.2     Form of Warrant Agreement May 1996
      4.3     Form of Warrant Agreement February 1997
      4.4     Form of Convertible Note March 1996 and related Security
              Agreement
      4.5     Form of Convertible Note May 1996 and related Security
              Agreement
      4.6     Form of Convertible Note February 1997
      4.7.1   Extensions relating to South Ferry #2, L.P. Indebtedness
      4.7.2   Extensions relating to Certain February 1996 Convertible
              Notes

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      4.8     Restated Joe Cayre Agreement
      4.9     Agreement with AMAE Ventures, related note and Security
              Agreement
      4.10    Agreements re Total Recall Financing July 1996
      4.11    Agreements re LoCoMoTioN Financing with South Ferry #2, L.P.
      4.12    1996 Employee Stock Option Plan
      4.13    1996 Directors Stock Option Plan
      4.14    Form of Financial Advisory Agreement between National
              Securities Corporation and the Company
      4.15    Specimen Certificate
      4.16    Form of National Securities Corporation's Warrant
      4.17    Venture Management Consultants L.L.C., December 1997
              Promissory Note
      4.18    March through July Promissory Notes
      4.19    Securities Purchase Agreement between the Company and
              Austinvest Anstalt Balzers; Esquire Trade & Finance Inc.;
              Amro International, S.A. and Nesher Inc.(3)
      4.20    Form of Debenture(3)
      4.21    Form of Warrant(3)
      4.22    Form of Registration Rights Agreement between the Company
              and Austinvest Anstalt Balzers; Esquire Trade & Finance
              Inc.; Amro International, S.A. and Nesher Inc.(3)
     10.1     Agreement with Mel Giniger
     10.2     Agreement with Beyond Distribution PTY. Limited
     10.3     Interpublic Group of Companies Contract
     10.4     Employment Agreement, dated as of January 1, 1997, between the Company and Drew Levin
     10.5     Lease between the Company and TCW, amended as of March 20,
              1998
     10.6     Agreement with Alliance Production Ltd. re Total Recall
     10.7     Interpublic -- Team Co-financing Agreement
     10.8     Miramax Term Sheet
     10.9     Agreement with Leucadia Film Corp.
     10.10    Agreements with the Family Channel re Quake and Down Fall
     10.11    Agreements with Discovery Communications, Inc., re Amazing
              Tails II
     10.14    Consulting Agreement, dated October 9, 1997, as amended as of December 31, 1997, between the Company and Joseph Cayre
     10.15    Letter of Intent to acquire Goldstar Entertainment(2)
     10.16    Letter of Intent to list securities on the Neuer Market(2)
     10.17    Letter of Resignation of Seth Williamson received March 26,
              1999(2)
     10.18    Employment Agreement, dated as of August 18, 1998 between
              the Company and Timothy A. Hill(1)
     10.19    Employment Agreement dated as November 22, 1998, between the
              Company and Jonathan D. Shapiro(1)
     21       Subsidiaries of the Registrant
     27       Financial Data Schedule(1)

---------------
(1) Filed herewith.

(2) Incorporated by reference to the identical number in Registrant's Current Report on Form 8-K dated March 29, 1999.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEAM COMMUNICATIONS GROUP, INC.

                                          By:       /s/ DREW S. LEVIN

                                            ------------------------------------
                                                       Drew S. Levin,
                                                  Chairman of the Board of
                                               Directors and Chief Executive
                                                          Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----

              /s/ DREW S. LEVIN                 Chairman of the Board of Directors    April 15, 1999
---------------------------------------------       and Chief Executive Officer
                Drew S. Levin

           /s/ JONATHAN D. SHAPIRO              President, Chief Operating Officer    April 15, 1999
---------------------------------------------              and Director
             Jonathan D. Shapiro

           /s/ MICHAEL JAY SOLOMON                           Director                 April 15, 1999
---------------------------------------------
             Michael Jay Solomon

            /s/ W. RUSSELL BARRY                             Director                 April 15, 1999
---------------------------------------------
              W. Russell Barry

             /s/ TIMOTHY A. HILL                      Senior Vice President,          April 15, 1999
---------------------------------------------         Chief Financial Officer
               Timothy A. Hill                             and Secretary