Form 10QSB
period 1999-03-31
TEAM COMMUNICATION GROUP INC
filed 1999-05-28
CIK 1035700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On May 24, 1999, the registrant had outstanding 3,657,833 shares of Common Stock, no par value.

                         TEAM COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                                  March 31
                                                                                    1999
                                                                                 -----------
Cash and cash equivalents                                                        $ 1,137,800
Trade receivables, less allowance for doubtful accounts of $337,000                4,295,000
Television programming costs, less accumulated amortization of $10,587,000        13,800,700
Due from officer                                                                     170,400
Fixed assets, net                                                                     19,900
Other assets                                                                         555,400
                                                                                 -----------
          Total Assets                                                            19,979,200

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                         $ 1,897,500
Deferred revenue                                                                      85,600
Accrued participations                                                             4,070,600
Bank line of credit                                                                  850,000
Notes payable                                                                      3,227,500
Accrued interest                                                                     619,900
Shareholder loan and note payable                                                    450,000
                                                                                 -----------

          Total Liabilities                                                       11,201,100
                                                                                 -----------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value; 2,000,000 shares authorized; no shares
      issued and outstanding                                                              --
      Common stock, no par value; 18,000,000 shares authorized; 3,316,135
      issued and outstanding                                                           1,000
      Paid in capital                                                              8,607,600
      Treasury Stock                                                                      --
      Retained earnings                                                              169,500
                                                                                 -----------

          Total shareholders' equity                                               8,778,100
                                                                                 -----------

          Total liabilities and shareholders' equity                             $19,979,200
                                                                                 ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE 3 MONTHS    FOR THE 3 MONTHS
                                                    ENDED               ENDED
                                                MARCH 31, 1999      MARCH 31, 1998
                                               ------------------------------------
 Revenues                                         $3,502,000          $1,573,400
 Cost of Revenues                                  2,561,200             379,000
 General and administrative expense                  385,600             541,500
                                               ------------------------------------

Earnings from operations                             555,300             652,900
 Interest expense                                    151,300             263,000
 Interest income                                      31,900              48,000
                                               ------------------------------------

 Earnings before income taxes                        435,900             437,900
 Provision for income taxes                           87,000                  --
                                               ------------------------------------

 Net earnings                                     $  348,900          $  437,900
                                               ====================================


 Basic earnings per common share                  $     0.11          $     0.39
                                               ====================================

 Weighted average number of shares
      outstanding basic                            3,149,468           1,131,344
                                               ====================================


Diluted earnings (loss) per share                 $     0.09          $     0.24
                                               ====================================

 Weighted average number of shares
      outstanding diluted                          3,835,335           1,821,800
                                               ====================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE 3 MONTH       FOR THE 3 MONTH
                                                                          ENDED                 ENDED
                                                                     MARCH 31, 1999         MARCH 31, 1998
                                                                     -------------------------------------
OPERATING ACTIVITIES:

     Net income                                                        $   348,900           $   437,900
      Adjustments to reconcile net income to cash used
      for operating activities:
         Depreciation and amortization                                      (3,500)                3,600
         Amortization of television programming costs                    1,497,700               409,300
         Allowance for doubtful accounts                                        --                    --
         Additions to television programming costs                      (4,279,700)             (994,600)
         Amortization of notes payable discount                             23,600                93,000
      Changes in assets and liabilities:
         Decrease (increase) in trade receivables                          441,700              (949,900)
         Increase in organizational costs and other assets                (472,700)             (150,300)
         Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                                 218,000               383,900
         Increase (decrease) in deferred revenue                          (387,300)               49,000
         Increase in accrued participations                              1,044,800               (16,500)
         Increase (decrease) in accrued interest                            89,000                70,400
                                                                     -------------------------------------

            Net cash used for operating activities                      (1,429,500)             (664,200)
                                                                     -------------------------------------

INVESTING ACTIVITIES:
      Purchase of fixed assets                                                  --                    --
      Decrease (increase) in due from officer                              (25,000)              (18,900)
                                                                     -------------------------------------

            Net cash provided (used) for investing activities              (25,000)              (18,900)
                                                                     -------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of note payable and warrants                 1,155,300               658,100
     Payments on bank line of credit                                      (264,000)                   --
     Principal payment on loan due to shareholder                          (50,000)                   --
     Issuance of common stock                                              603,700                    --
     Sale treasury stocks                                                   34,600                    --
     Principal payment of notes payable                                         --               (60,000)
                                                                     -------------------------------------

            Net cash provided by financing activities                    1,479,600               598,100
                                                                     -------------------------------------

     Net change in cash                                                    110,100               (85,000)
     Cash at beginning of period                                         1,027,700               174,400
                                                                     -------------------------------------

     Cash at end of period                                             $ 1,137,800           $    89,400
                                                                     =====================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  Common Stock                                                      Retained
                                          ----------------------------                                              Earnings
                                             Number                            Paid in           Treasury          Accumulated
                                           of Shares        Par Value           Capital           Stock             (Deficit)
                                          ----------        ----------        ----------        ----------         ----------
Balance at December 31, 1998               2,816,135        $    1,000        $7,612,700        $  (34,600)        $ (179,400)

Net Income for the three months
          ended March 31, 1999                    --                --                --                --            348,900

Sale of Treasury Stock                        17,000                --                --            34,600                 --

Issuance of shares in connection
       with extinguishment of debt           150,000                             107,700

Issuance of stock for services               333,000                --           603,700                --                 --

Issuance of warrants                              --                --           148,500                --                 --

Issuance of debt with beneficial
          conversion feature                                                     135,000

                                          ----------        ----------        ----------        ----------         ----------
Balance at March 31, 1999                  3,316,135        $    1,000        $8,607,600        $       --         $  169,500
                                          ==========        ==========        ==========        ==========         ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                         TEAM COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PREPARATION-SIGNIFICANT ACCOUNTING POLICIES:


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1998, included in the TEAM Communications Group, Inc. ("Company") financial report in the Company's 10-KSB.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the three month period ended March 31, 1999 have been included. The results of operations for the three period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB filed for the year ended December 31, 1998.

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

During the three months ended March 31, 1999, as the Company increased its activities related to film cost production, overhead was capitalized in accordance with SFAS No. 53 based upon estimates of production related activities as a percentage of anticipated film cost expenditures during 1999. Management reviews the overhead rate throughout the year and will adjust the overhead rate on a quarterly basis, if necessary. During the first quarter, overhead in the amount of approximately $670,000 was capitalized to film production costs.

NOTE 2 -- TELEVISION PROGRAM COSTS:


Television program costs as of March 31, 1999, consist of the following:

        In process and development                     $   668,900
        Released, less accumulated amortization         13,131,800
                                                       -----------
           Total television program costs              $13,800,700
                                                       ===========


NOTE 3 -- LITIGATION AND CONTINGENCIES:

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE 4 -- LINE OF CREDIT --BANK:

The Company maintains a revolving line of credit with Mercantile National Bank. The credit line is up to $850,000. As of March 31, 1999, the outstanding balance of the line of credit was $850,000. The line of credit is secured by an $860,000 certificate of deposit (included in cash and cash equivalents) which is restricted as to withdrawal.

NOTE 5 -- NOTE PAYABLE:

Notes payable consists of the following at March 31, 1999, carrying value approximates fair value:


        Debentures:
          8% secured convertible debentures, net of discounts due 2002     $1,093,900
        Private placements:
          12% secured notes due August 1999                                   225,000
          10% secured convertible notes due August 1999                       283,700
          10% secured convertible notes due August 1999                        80,000
        Promissory notes:
          10% secured promissory note due August 1999                         250,000
          12% secured promissory note due April 1999, past due                150,000
          12% secured promissory note due March 1999, past due                150,000
          11% unsecured promissory note past due                              124,900
          12% secured promissory note due April 1999, past due                350,000
          18% secured note past due                                           115,000
          12% secured promissory notes due January 2000                       175,000
          16% secured note due August 1999                                     30,000
          10% secured note due March 1999, past due                           200,000
                                                                           ----------
                                                                           $3,227,500
                                                                           ==========

On January 30, 1999, the Company sold $850,000 principal amount of 8% convertible debentures and 85,000 warrants. On March 16, 1999, the Company sold $500,000 principal amount of 8% convertible debentures and 50,000 warrants. These convertible debentures have the same terms for conversion. The conversion price for each debenture will be the lesser of a) 90% of the average per share market value for five consecutive days prior to the Initial Closing date or b) 85% of the per share market value for the trading day having the lowest per share market value during the five trading days prior to the conversion date. If not otherwise converted, the debentures mature on January 27, 2002, and March 15, 2002, respectively.

On March 31, 1999, the Company sold an additional $500,000 principal amount of 8% convertible debentures and 50,000 warrants. These debentures have the same terms as described above and mature, unless converted prior, on March 30, 2002. The Company finalized the sale of these debentures and received the proceeds on April 7, 1999.

NOTE 6 -- GOING CONCERN:

The Company's financial statements for the three months ended March 31, 1999, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company expects to incur substantial expenditures to produce television programs and/or acquire distribution rights to television programs produced by third parties. The Company's working capital plus limited revenue from the licensing of its current inventory of television programs will not be sufficient to fund the Company's ongoing operations, including maintaining the Company's current overhead and maintaining the Company's current development and marketing activities for the next 12 months. Further, even with the Company successfully raising additional financing, there is no assurance the Company will achieve profitability or positive cash flow.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Conditions and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in our various Securities and Exchange Commission filings. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of uncontrollable factors. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this 10-QSB.

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, the Company reported a net income of approximately $348,900 on total revenues of approximately $3,502,000 compared to net income of approximately $437,900 on total revenues of approximately $1,573,400 for the same period ended March 31, 1998. Net income decreased by approximately $270,200 for the three months ended March 31, 1999, versus the three months ended March 31, 1998, primarily due to lesser margins on programming sold in 1999 compared with 1998. Revenue for the period ended March 31, 1999 included approximately $3,100,000 on the completion of seven episodes of "Total Recall 2070: The Series" and approximately $400,000 on the recognition of the sale of video rights for "Amazing Tails". Revenue for the period ended March 31, 1998, included $825,000 from a sale of Latin American rights to an acquired library of eleven movies of the week and approximately $750,000 from the recognition of revenue on sales of the second season of the Company's production "Amazing Tails".

Cost relating to revenues was $2,561,200 for the three months ended March 31, 1999 as compared to $379,000 for the three months ended March 31, 1999. The costs relate to amortization of production costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the three months end March 31, 1999 was 27 percent compared to 76 percent for the period ended March 31, 1998. The lower gross profit margin for the three months ended March 31, 1999 was due to the Company selling more expensive, higher profile television drama programming produced and owned by the Company and its partners as opposed to distributing reality based programming and programming previously produced and acquired by the Company in the three months ended March 31, 1998.

General and administrative expense decreased to $385,600 for the three months ended March 31, 1999 from $541,500 for the same period in 1998. The decrease is due to the Company's increased activities related to film cost production and the related approximately $670,000 overhead was capitalized to film product costs in accordance with SFAS No. 53. The amount of capitalized overhead was partially offset by increases in salaries primarily due to hiring employees for development and production of television programming.

Interest expense was $151,300 for the three months ended March 31, 1999, as compared to $263,000 for the three months ended March 31, 1998. The decrease is due to the retirement of debt.

Receivables at March 31, 1999 were $4,295,000. All the receivables as of March 31, 1999, are receivables from entities domiciled outside the United States. These receivables represent approximately 21% of the total assets of the Company. In May 1999, in order to accelerate collections on a receivable arising from a sale of Latin American film rights to library product, the Company conveyed these rights to a new distributor. Payments in the aggregate amount of $250,000 were received in May 1999, with an additional four equal quarterly installments of $502,250 payable June 15, 1999, September 15, 1999, December 15, 1999 and March 15, 2000. In as much as the original receivable amount was, in management's opinion, collectible there was no impact on operating results for the quarter ended March 31, 1999. Management will continue to monitor the collection experience of the new contract and if the installment payments due in June are not received, will then provide reserves for the remaining contract balance.

LIQUIDITY AND CAPITAL RESOURCES

The entertainment industry is highly capital intensive. As of March 31, 1999, we had a liquidity deficit of ($5,597,000). Liquidity deficit is defined as cash and cash equivalents plus accounts receivables (net), and due from officer less accounts payable, line of credit, notes payable, accrued expenses and other liabilities, deferred revenue, accrued participation, shareholder loans and notes payable, and accrued interest.

We continue to finance our operations from our own sales and production activities, notes payables, lines of credit and loans from our shareholders. Despite our public offering on July 29, 1998, our operations have been hurt by ongoing capital shortages caused by a slowness in collecting receivables and the inability to complete a long term banking relationship. We continue to address our capital requirements by (i) selling up to $3,000,000 in convertible debt, $1,850,00 of which has been subscribed for, (ii) entering into a letter of intent to complete an offering of our common stock on the German Bourse market, and (iii) entering into an agreement with an investment banking firm to provide up to $5,000,000 of additional debt as a bridge to the German Offering.

As of May 10, 1999, we had cash and accounts receivable due to be collected with one year of approximately $3,170,000. As of May 10, 1999 we has indebtedness and related accrued interest of $5,213,500 including notes payable of $3,325,800 of which all matures within one year, accrued interest of $587,700, $850,000 outstanding on a revolving line of credit and $450,000 outstanding on a shareholder loan. Included in such sums are amounts which have already started to mature. We have approximately $2,655,000 principal amount of notes which mature over the next 6 months, including $1,090,000 of notes which have matured and are currently in default. We are currently negotiating with these noteholders and have not yet received any written action regarding the defaults under these notes. We believe, however, that we will be able to cure these defaults by either converting the notes to equity or raising additional financings to repay them. Of the remaining debt, approximately $1,815,000 matures by September 30, 1999. No assurances can be given that we will be able to effectuate any of the foregoing alternatives, or that if we seek to extend such obligations or refinance them, that such extensions or refinancing alternatives will be on terms which are financially advantageous to us.

As we continue to pursue financing alternatives and search for additional capital as described above, we continue to explore a variety of other financial alternatives to increase its working capital, including increasing the Company's line of credit with a commercial bank, or pursuing other types of debt or equity financing. No assurance can be given that such financing can be obtained or that it will be on reasonably attractive terms.

Assuming the foregoing defaults are cured, we believe that our current resources of cash, accounts receivable and available credit line will enable it to operate at current expenditure levels through July 31, 1999. We further believe that our projected cash flow from operations, with contemplated sales of certain acquired programming and collections from those sales, will be sufficient to permit the Company to conduct its operations as contemplated for only the next 6 months, through October 30, 1999. Our belief is based upon certain assumptions, including assumptions regarding the anticipated level of operations and overhead, the anticipated sales of certain acquired programming, and anticipated expenditures required for development and production of programming. If sales do not materialize and financing is not completed by these dates, we will have to limit our development and production activities, reduce our overhead spending, restructure debt pay outs and take other cost reduction measures. Further, even with if we successfully raising additional financing, there is no assurance that we will be profitable or maintain positive cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. We have adopted this SOP and the adoption of this statement did not materially effect our financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal year beginning after June 15, 1999. WE anticipate that due to our limited use derivative instruments, the adoption of SFAS No. 133 will not have a material effect on our financial statements.

In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films." An entity that previously was subject to the requirements of SFAS No. 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors if Films." This proposed Statement of Position would be effective financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on our results of operations and financial position depending on its final outcome. We have not concluded on its impact given the preliminary stages of the proposed Statement of Position.

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


Dated: May 26, 1999


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