Form 10QSB/A
period 1999-03-31
TEAM COMMUNICATION GROUP INC
filed 1999-06-08
CIK 1035700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A


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

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE 3 MONTH       FOR THE 3 MONTH
                                                                          ENDED                 ENDED
                                                                     MARCH 31, 1999         MARCH 31, 1998
                                                                     -------------------------------------
OPERATING ACTIVITIES:

     Net income                                                        $   348,900           $   437,900
      Adjustments to reconcile net income to cash used
      for operating activities:
         Depreciation and amortization                                      (3,500)                3,600
         Amortization of television programming costs                    1,497,700               409,300
         Allowance for doubtful accounts                                        --                    --
         Additions to television programming costs                      (4,279,700)             (994,600)
         Amortization of notes payable discount                             23,600                93,000
      Changes in assets and liabilities:
         Decrease (increase) in trade receivables                          441,700              (949,900)
         Increase in organizational costs and other assets                (472,700)             (150,300)
         Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                                 218,000               383,900
         Increase (decrease) in deferred revenue                          (387,300)               49,000
         Increase in accrued participations                              1,044,800               (16,500)
         Increase (decrease) in accrued interest                            89,000                70,400
                                                                     -------------------------------------

            Net cash used for operating activities                      (1,479,500)             (664,200)
                                                                     -------------------------------------

INVESTING ACTIVITIES:
      Purchase of fixed assets                                                  --                    --
      Decrease (increase) in due from officer                              (25,000)              (18,900)
                                                                     -------------------------------------

            Net cash provided (used) for investing activities              (25,000)              (18,900)
                                                                     -------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of note payable and warrants                 1,290,300               658,100
     Payments on bank line of credit                                      (264,000)                   --
     Principal payment on loan due to shareholder                          (50,000)                   --
     Issuance of common stock                                              603,700                    --
     Sale treasury stocks                                                   34,600                    --
     Principal payment of notes payable                                         --               (60,000)
                                                                     -------------------------------------

            Net cash provided by financing activities                    1,614,600               598,100
                                                                     -------------------------------------

     Net change in cash                                                    110,100               (85,000)
     Cash at beginning of period                                         1,027,700               174,400
                                                                     -------------------------------------

     Cash at end of period                                             $ 1,137,800           $    89,400
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


Dated: June 7, 1999


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