Form 10KSB/A
period 1998-12-31
TEAM COMMUNICATION GROUP INC
filed 1999-07-20
CIK 1035700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB/A

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

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

     Documents Incorporated by Reference:  None
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

RECENT SALES OF UNREGISTERED SECURITIES

     (a) Between September 1998 and January 1999 we issued shares of our Common Stock to the following individuals and entities: (i) Fifty Nine Thousand (59,000) shares to Delbert Reedy, an individual ("Reedy") (the "Reedy Shares"), pursuant to the conversion of that certain promissory note, dated May 29, 1998, payable to Reedy in the amount of Fifty Thousand Dollars ($50,000) (the "Reedy Note"); (ii) Fifty Nine Thousand (59,000) shares to the Carter Family Trust ("Carter") (the "Carter Shares"), pursuant to the conversion of that certain promissory note, dated May 29, 1998, payable to Carter in the amount of Fifty Thousand Dollars ($50,000) (the "Carter Note"); (iii) Thirty One Thousand (31,000) shares to Claudio Nessi, an individual ("Nessi") (the "Nessi Shares"), pursuant to that certain promissory note, dated June 18, 1998 , payable to Nessi in the amount of Fifty Thousand Dollars ($50,000) (the "Nessi Note"), (iv) 1,000 shares for Dr. Michael Berlin in connection with certain accommodations made to Dr. Michael Berlin (the "Berlin Shares"), and (v) 50,000 shares (the "Marathon Shares") to Marathon Consulting, Inc. ("Marathon") and 283,000 shares (the "IRS Shares") to Investor Relations Services, Inc. ("IRS") (collectively, the Marathon Shares and the IRS Shares are referred to herein as the "IR Shares") in connection with the Consulting Agreement, dated as of November 17, 1998 with Investor Relations Services, Inc., (The Reedy Shares, the Carter Shares, the Nessi Shares, the Berlin Shares, and IR Shares the are hereinafter sometimes collectively referred to as the "Shares," and Reedy, Carter, Nessi, Berliner, Marathon and IRS are hereinafter sometimes collectively referred to as the "Recipients"). The issuance of the Shares to the Recipients were made pursuant to non-public transactions with existing security holders or service providers, and were exempt from registration under Section 4(2) of the Securities Act of 1933.

         (b) During 1998, we granted warrants to purchase our Common Stock to the following individuals and entities: (i) 22,000 and 10,000 warrants, respectively, to Mansion House International and Danny Chan, respectively, exercisable at $2.75 per share (the "Mansion/Chan Shares"), (ii) 5,000 warrants to Hedblom Partners, exercisable at $3.50 per share (the "Hedblom Shares"),
(iii) 200,000 warrants to Glen Michael Financial (the "Glen Michael Shares"); 100,000 exercisable at $1.62 per share, 75,000 exercisable at $3.00 per share and 25,000 exercisable at $3.25 per share, and (iv) 10,000 warrants to Ralph Olsen, exercisable at $2.00 per share (the "Olsen Shares"), to such parties for services provided to us. In addition, we granted (x) 121,000 and 10,000 warrants, respectively, to Chase Financial Limited and Robert Herskowitz, respectively, exercisable at $1.62 per share (the "Chase/Herskowitz Shares") and
(y) an aggregate of 20,000 warrants, 5,000 each to Investor Relations Services, Aurora Holdings, Amber Capital and Affiliated Services, respectively (the "IRS/Aurora Shares"), in connection with debt that was raised. We also issued to Michael Jay Solomon and Seth Wellenson, 30,000 warrants each, exercisable at $2.50 per share (the "Solomon Shares" and the "Willenson Shares", respectively, for agreeing to serve as members of our Board of Directors. The issuance of the Mansion/Chan Shares, the Hedblom Shares, the Glen Michael Shares, the Olsen Shares, the Chase/Herskowitz Shares, the IRS/Aurora Shares, the Solomon Shares and the Willenson Shares were made pursuant to non-public transactions with existing security holders, service providers or outside members of the Board of Directors, and were exempt from registration under Section 4(2) of the Securities Act of 1933.

     (c) On January 30, 1999, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Austinvest Anstalt Balzers, Esquire Trade & Finance Inc., Amro International, S.A. and Nesher Inc. (collectively, the "Purchasers") pursuant to which we agreed to sell up to and issue to the Purchasers, and the Purchasers agreed to purchase from us, an aggregate principal amount of up to $2,000,000 of 8% Convertible Debentures (the "Debentures") and Warrants (the "Warrants") to purchase up to 200,000 shares of Common Stock. The sale is to take place in up to four separate trades, the first of which (the "Initial Closing") occurred on January 30, 1999. On that date, we sold, for an aggregate purchase price of $850,000, $850,000 principal amount of Debentures and 85,000 Warrants.

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

     (d) On March 19, 1999, we entered into a Securities Purchase Agreement, dated as of February 23, 1999 (the "Securities Purchase Agreement") with VMR Luxembourg, S. A., Chateau Woltz, 34 Rue Neuve, Remich, L5560 Luxembourg, pursuant to which we agreed to sell up to and issue to the Purchasers, and the Purchasers agreed to purchase from the Company, an aggregate principal amount of up to $1,000,000 of 8% Convertible Debentures (the "Debentures") and Warrants (the "Warrants") to purchase up to 100,000 shares of Common Stock. The sale (referred to herein as the "VMR Sale") is to take place in up to two separate sales, the first of which (the "Initial Closing") occurred on March 16, 1999. On that date the Company sold, for an aggregate purchase price of $500,000, $500,000 principal amount of Debentures and 50,000 Warrants. An additional second sale of $500,000 was subscribed for on April 7, 1999. The purchasers have also indicated they intend to convert their debentures into Common Stock.

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


                                                            AGGREGATE NUMBER      PERCENT OF
                                                          OF SHARES BENEFICIAL      SHARES
                  NAME AND ADDRESS(1)                           OWNED(2)          OUTSTANDING
                  -------------------                     --------------------    -----------

Drew S. Levin(3)........................................        684,123              23.6%
Joe Cayre(4)............................................        263,617               9.2%
Michael Jay Solomon(5)..................................         50,000                 *%
W. Russell Barry(6).....................................         30,000                 *%
Jonathan D. Shapiro(7)..................................         18,750                 *%
Glen Michael Financial(8)...............................        200,000               6.6%
All officers and directors as a group (8 persons).......        756,623              25.4%

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

(8) Includes a warrant to purchase 200,000 shares of Common Stock; 100,000 of which are exercisable at $1.62 per share, 75,000 of which are exercisable at $3.00 per share and 25,000 exercisable at $3.25 per share, all of which are exercisable within 60 days.




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEAM COMMUNICATIONS GROUP, INC.

                                          By: /s/ Jonathan D. Shapiro
                                            ------------------------------------
                                                  Jonathan D. Shapiro,
                                            President, Chief Operating Officer
                                                     and Director