Form 10QSB
period 1999-06-30
TEAM COMMUNICATION GROUP INC
filed 1999-08-19
CIK 1035700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On AUGUST 13, 1999, the registrant had outstanding 5,085,904 shares of Common Stock, no par value.

                         TEAM COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                                 June 30
                                                                                   1999

Cash and cash equivalents                                                      $   937,600
Trade receivables, less allowance for doubtful accounts of $337,000              7,481,600
Television programming costs, less accumulated amortization of $12,295,000      16,766,200
Due from officer                                                                   170,400
Fixed assets, net                                                                   30,000
Organizational costs and other assets                                              700,500
                                                                               -----------
          Total Assets                                                         $26,086,300
                                                                               ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                       $ 6,313,800
Deferred revenue                                                                    85,600
Accrued participations                                                           3,771,500
Bank line of credit                                                                850,000
Notes payable                                                                    2,422,700
Accrued interest                                                                   596,000
Shareholder loan and note payable                                                  450,000
                                                                               -----------

          Total Liabilities                                                     14,489,600
                                                                               -----------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value; 10,000,000 shares authorized; no shares
      issued and outstanding                                                            --
      Common stock, no par value; 40,000,000 shares authorized; 4,350,509
      issued and outstanding                                                         1,000
      Paid in capital                                                           10,970,800
      Treasury Stock                                                                    --
      Retained earnings                                                            624,900
                                                                               -----------

          Total shareholders' equity                                            11,596,700
                                                                               -----------

          Total liabilities and shareholders' equity                           $26,086,300
                                                                               ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            FOR THE 6 MONTHS    FOR THE 6 MONTHS   FOR THE 3 MONTHS    FOR THE 3 MONTHS
                                                  ENDED               ENDED              ENDED               ENDED
                                              JUNE 30, 1999       JUNE 30, 1998      JUNE 30, 1999       JUNE 30, 1998
                                            ---------------------------------------------------------------------------
 Revenues                                      $ 7,019,900         $ 3,215,900        $ 3,517,900         $ 1,642,500
 Cost of Revenues                                4,136,200             836,700          1,575,000             457,700
 General and administrative expense              1,039,000           1,138,300            653,400             596,800
                                            ---------------------------------------------------------------------------

Earnings from operations                         1,844,700           1,240,900          1,289,500             588,000
 Interest expense                                  280,100             622,800            128,800             359,800
 Interest income                                    69.600              91,500             37,700              43,500
 Other income                                         --                  --                 --                  --
                                            ---------------------------------------------------------------------------

 Earnings before income taxes                    1,634,200             709,600          1,198,400             271,700
 Provision for income taxes                        581,700              70,000            494,700              70,000
                                            ---------------------------------------------------------------------------

 Earnings before extraordinary item            $ 1,052,500         $   639,600        $   703,700         $   201,700
                                            ===========================================================================

 Extraordinary loss from early
 extinguishment of debt                            248,200                --              248,200                --
                                            ---------------------------------------------------------------------------

  Net Earnings (loss)                          $   804,300         $   639,600        $   455,500         $   201,700
                                            ===========================================================================

 Primary earnings (loss) per common share

 Earnings before extraordinary item            $      0.29         $      0.57               0.18                0.18
 Extraordinary loss                                  (0.07)               --                (0.06)               --
                                            ---------------------------------------------------------------------------

  Net Earnings (loss)                          $      0.22         $      0.57        $      0.11                0.18
                                            ===========================================================================

  Weighted average number of shares
      outstanding basic                          3,577,593           1,131,344          4,005,718           1,131,344
                                            ===========================================================================

  Fully-diluted earnings (loss) per share

 Earnings before extraordinary item            $      0.22         $      0.35        $      0.13         $      0.11
 Extraordinary loss                                  (0.05)               --                (0.05)               --
                                            ---------------------------------------------------------------------------


                                               $      0.17         $      0.35        $      0.09         $      0.11
                                            ===========================================================================

  Weighted average number of shares
     outstanding diluted                         4,762,511           1,821,800          5,334,870           1,821,800
                                            ===========================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                   FOR THE 6 MONTHS    FOR THE 6 MONTHS
                                                                         ENDED              ENDED
                                                                     JUNE 30, 1999      JUNE 30, 1998
                                                                   -----------------------------------
OPERATING ACTIVITIES:

     Net income                                                      $   804,300           $   639,600
      Adjustments to reconcile net income to cash used
      for operating activities:
         Depreciation and amortization                                     6,000                 6,900
         Amortization of television programming costs                  4,136,200               824,300
         Allowance for doubtful accounts                                      --                    --
         Amortization of notes payable discount                           17,500               131,000

      Changes in assets and liabilities:
         Increase in trade receivables                                (2,744,900)           (2,370,700)
         Additions to television programming costs                    (9,883,700)           (2,956,600)
         Increase in other assets                                       (617,800)             (525,200)
         Increase in accounts payable, accrued
            expenses and other liabilities                             4,634,400             2,306,200
         Increase (decrease) in deferred revenue                        (387,300)              113,700
         Increase (decrease) in accrued participations                   745,700              (130,800)
         Increase (decrease) in accrued interest                          65,100               237,000
                                                                   -----------------------------------

            Net cash used for operating activities                    (3,224,500)           (1,724,600)
                                                                   -----------------------------------

INVESTING ACTIVITIES:
      Purchase of fixed assets                                           (19,600)                   --
      Decrease (increase) in due from officer                            (25,000)               49,600
                                                                   -----------------------------------

            Net cash provided (used) for investing activities            (44,600)               49,600
                                                                   -----------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable and warrants              2,100,000             1,563,400
     Payments on bank line of credit                                    (264,000)                   --
     Principal payment on loan due to shareholder                        (50,000)                   --
     Issuance of common stock                                          3,358,100                    --
     Sale treasury stocks                                                 34,600                    --
     Extraordinary charge for early retirement of debt                   248,200                    --
     Principal payment of notes payable                               (2,247,900)              (60,000)
                                                                   -----------------------------------

            Net cash provided by financing activities                  3,179,000             1,503,400
                                                                   -----------------------------------

     Net change in cash                                                  (90,100)             (171,600)
     Cash at beginning of period                                       1,027,700               174,400
                                                                   -----------------------------------

     Cash at end of period                                           $   937,600           $     2,800
                                                                   ===================================


        The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES


                                                     FOR THE      FOR THE
                                                   SIX MONTHS   SIX MONTHS      FOR THE        FOR THE
                                                      ENDED        ENDED       YEAR ENDED     YEAR ENDED
                                                    JUNE 30,     JUNE 30,     DECEMBER 31,   DECEMBER 31,
                                                      1999         1998           1998           1997
                                                   -----------  -----------   ------------   ------------
                                                   (UNAUDITED)  (UNAUDITED)
Extinguishment of TPEG settlement payable by
  assignment of the treasury stock receivable....          --         --             --        178,000
Issuance of warrants in conjunction with notes
  payable........................................          --         --         62,500        286,600
Issuance of shares in connection with conversion
  of notes payable...............................          --         --         53,600             --
Issuance of shares and warrants in connection
  with services provided to the Company..........   1,235,900         --         58,000             --
Issuance of shares in connection with
  extinguishment of debt.........................   1,146,300         --        458,000             --


  The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  Common Stock
                                              ---------------------
                                                                                                                   Retained
                                                                                                                   Earnings
                                                Number                          Paid in         Treasury         Accumulated
                                              of Shares       Par Value         Capital          Stock             (Deficit)
                                              -------------------------------------------------------------------------------

Balance at December 31, 1998                  2,816,135      $     1,000      $ 7,612,700      $   (34,600)      $  (179,400)


Net Income for the three months
          ended March 31, 1999                     --               --               --               --             804,300


Sale of Treasury Stock                           17,000             --               --             34,600              --

Issuance of shares in connection
          with conversion of debt               655,617                         1,146,300             --                --

Issuance of stock for services                  464,000             --          1,032,400             --                --

Issuance of warrants                               --               --            203,500             --                --

Issuance of debt with beneficial
          conversion feature                       --               --            185,000             --                --

Private placement of common stock               338,334             --            765,300             --                --

Exercise of warrants                             59,423             --             25,600             --                --

                                            -----------      -----------      -----------      -----------       -----------
Balance at June 30, 1999                      4,350,509      $     1,000      $10,970,800      $      --         $   624,900
                                            ===========      ===========      ===========      ===========       ===========


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999, and the results of operations and cash flows for the six month period ended June 30, 1999 have been included. The results of operations for the six period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB filed for the year ended December 31, 1998.

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

During the six months ended June 30, 1999, as the company increased its activities related to film cost production, overhead was capitalized in accordance with SFAS No. 53 based upon estimates of production related activities as a percentage of anticipated film cost expenditures during 1999. Management reviews the overhead rate throughout the year and will adjust the overhead rate on a quarterly basis, if necessary. During the second quarter and the six months ended June 30, 1999, overhead in the amount of approximately $515,000 and $1,185,000 was capitalized to film production costs, respectively.

NOTE 2 -- ACCOUNTS RECEIVABLE:


Included in Accounts Receivable is $900,000 which is held as security by a third-party for certain programming rights acquired by the Company. Upon collection of this receivable the amounts will be placed in escrow and recorded as cash, although the cash will be restricted as to withdrawal.

NOTE 3 -- TELEVISION PROGRAM COSTS:


Television program costs as of June 30, 1999, consist of the following:

          In process and development                       $   257,500
          Released, less accumulated amortization           16,508,700
                                                          ------------
             Total television program costs                $16,766,200
                                                           ===========


NOTE 4 -- LITIGATION AND CONTINGENCIES:

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE 5 -- LINE OF CREDIT -- BANK:

The Company maintains a revolving line of credit with Mercantile National Bank. The credit line is up to $850,000. As of June 30, 1999, the outstanding balance of the line of credit was $850,000. The line of credit is secured by an $860,000 certificate of deposit (included in cash and cash equivalents) which is restricted as to withdrawal.

NOTE 6 -- NOTE PAYABLE:

Notes payable consists of the following at June 30, 1999, carrying value approximates fair value:



               Debentures:
                 8% secured convertible debentures, net discounts due 2002          $820,000
               Private placements:
                 12% secured notes due August 1999                                   225,000
                 10% secured convertible notes due August 1999                       277,800
                 10%  secured convertible notes due August 1999                       80,000
               Promissory notes:
                 10% secured promissory note due August 1999                         250,000
                 12% secured promissory note due April 1999, past due                150,000
                 11% unsecured promissory note past due                              124,900
                 18% secured note past due                                           115,000
                 12% secured promissory notes due January 2000                       100,000
                 16% secured note due August 1999                                     30,000
                 12% secured note due November 1999                                  250,000
                                                                                  ----------
                                                                                  $2,422,700
                                                                                  ==========

On January 30, 1999, the Company sold $850,000 principal amount of 8% convertible debentures and 85,000 warrants. The conversion price for each debenture will be the lesser of a) 90% of the average per share market value for five consecutive days prior to the Initial Closing date or b) 85% of the per share market value for the trading day having the lowest per share market value during the five trading days prior to the conversion date. These departures were converted to equity in May 1999. The Company recognized a $248,200 extraordinary loss as a result of redemption of these notes. The extraordinary loss consisted of the write-off of the associated debt discount.

NOTE 7 -- SUBSEQUENT EVENTS:

On August 5, 1999, the Company completed a $4 million financing in anticipation of the Company's public offering in Germany this fall. The Note bears interest at 12% per annum and matures November 30, 2002. The Note is subordinate to any of the Company's bank financing or senior debt. All or part of the unpaid principal amount may be converted into shares of Common Stock at the holder's option any time after November 30, 1999. The conversion price is the lesser of 120% of the average per share market price for five consecutive trading days prior to August 5, 1999 or 88% of the per share market price for the three days with the lowest per share market price during the twenty-five days prior to conversion. Connected with this financing, the Company issued 340,000 warrants to purchase Team common stock at 105% of the five-day average closing price prior to the closing of the financing, $7.00.

NOTE 8 -- GOING CONCERN:

The Company's financial statements for the three months and six months ended June 30, 1999, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company expects to incur substantial expenditures to produce television programs and/or acquire distribution rights to television programs produced by third parties. The Company's working capital plus limited revenue from the licensing of its current inventory of television programs will not be sufficient to fund the Company's ongoing operations, including maintaining the Company's current overhead and maintaining the Company's current development and marketing activities for the next 12 months. Further, even with the Company successfully raising additional financing, there is no assurance the Company will achieve profitability or positive cash flow.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 1999, the Company reported a net income of approximately $455,500 on total revenues of approximately $3,517,900 compared to net income of approximately $201,700 on total revenues of approximately $1,642,500 for the same period ended June 30, 1998. Net income increased by approximately $253,800 for the three months ended June 30, 1999, versus the three months ended June 30, 1998, primarily due to the sale of certain rights of a library of twenty-eight movie of the week titles. Revenue for the period ended June 30, 1999 included approximately $3,300,000 on the sale of certain European broadcast rights for twenty movies of the week included in the acquired library. Revenue for the period ended June 30, 1998, included $882,000 from a sale of pay television rights for Latin America to 63 episodes of "Water Rates" seasons three and four.

Cost relating to revenues was $1,575,000 for the three months ended June 30, 1999 as compared to $457,700 for the three months ended June 30, 1998. The costs relate to amortization of production or acquisition costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the three months end June 30, 1999 was 55 percent compared to 72 percent for the period ended June 30, 1998. Included in cost of sales for 1999 is a charge of approximately $450,000 as the Company wrote off development costs incurred on a project which has been and is currently in development since 1995.

General and administrative expense increased to $653,400 for the three months ended June 30, 1999 from $596,800 for the same period in 1998. Due to the Company's increased activities related to film cost production approximately $515,000 in general and administrative expense was capitalized to television programming costs in accordance with SFAS No. 53. Increase in general and administrative expenses, prior to capitalizing certain expenses, are a result of an increase in expenses for staff and approximately $100,000 primarily for production and development and approximately $300,000 in consulting fees.

The Company also incurred an extraordinary loss of $248,200 related to the conversion of $850,000 in debt to common stock.

Interest expense was $128,800 for the three months ended June 30, 1999, as compared to $359,800 for the three months ended June 30, 1998. The decrease is due to the retirement of debt.

For the six months ended June 30, 1999, the Company reported a net income of approximately $804,300 on total revenues of approximately $7,019,900 compared to net income of approximately $639,600 on total revenues of approximately $3,215,900 for the same period ended June 30, 1998. Net income increased by approximately $164,700 for the six months ended June 30, 1999, versus the six months ended June 30, 1998, primarily due to the sale of certain rights of a library of twenty-eight movie of the week titles. Revenue for the period ended June 30, 1999 included approximately $3,300,000 on the sale of certain European broadcast rights for twenty movies of the week included in the acquired library.

Cost relating to revenues was $4,136,200 for the six months ended June 30, 1999 as compared to $836,700 for the six months ended June 30, 1998. The costs relate to amortization of production costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the six months end June 30, 1999 was 41 percent compared to 74 percent for the period ended June 30, 1998. The lower gross profit margin for the six months ended June 30, 1999 was due to the Company selling more expensive television drama programming produced and owned by the Company and its partners as opposed to distributing reality based programming and programming previously produced and acquired by the Company in the six months ended June 30, 1998. Included in cost of sales for 1999 is a charge of approximately $450,000 as the Company wrote off development costs incurred on a project which has been and is currently in development since 1995.

General and administrative expense is $1,039,000 for the six months ended June 30, 1999 compared to $1,138,300 for the same period in 1998. The 1999 general and administrative costs increased $315,000 due to consulting fees and the increase in staff primarily in production and development. Due to the Company's increased activities related to film cost production, approximately $1,185,000 overhead was capitalized to film product costs in accordance with SFAS No. 53.

The Company also incurred an extraordinary loss of $248,200 related to the conversion of $850,000 in debt to common stock.

Interest expense was $280,100 for the six months ended June 30, 1999, as compared to $622,800 for the six months ended June 30, 1998. The decrease is due to the retirement of debt.

Receivables at June 30, 1999 were $7,481,600, all of which are from entities domiciled outside the United States. These receivables represent approximately 29% of the total assets of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The entertainment industry is highly capital intensive. As of June 30, 1999, we had a liquidity deficit of ($5,900,000). Liquidity deficit is defined as cash and cash equivalents plus accounts receivables (net), and due from officer less accounts payable, line of credit, notes payable, accrued expenses and other liabilities, deferred revenue, accrued participation, shareholder loans and notes payable, and accrued interest.

We continue to finance our operations from our own sales and production activities, notes payables, lines of credit and loans from our shareholders. Despite our public offering on July 29, 1998, our operations have been hurt by ongoing capital shortages caused by a slowness in collecting receivables and the inability to complete a long term banking relationship. We continue to address our capital requirements by (i) completing in January and February 1999 a placement of $1,850,000 convertible debt, all of which is now converted into common stock, (ii) entering into a letter of intent to complete an offering of our common stock on the Neuer Market in Germany, (iii) completing the issuance of $4,550,000 of net proceeds in additional convertible debt in July and August 1999, and (iv) entering into an agreement with an investment banking firm to provide up to $6,000,000 of additional financing ($2,000,000 by the sale of 500,000 shares of common stock at $4.00 and $4,000,000 in debt securities) also as a bridge to the German Offering. On August 16th the sale of common stock was completed and the company received $2,000,000. No assurance can be given that the German public offering will be completed, or that the sale of $4,000,000 debt securities will be effectuated.

 As of August 13, 1999, we had cash and accounts receivable due to be collected within one year of approximately $6,470,000. As of August 13, 1999 we had indebtedness and related accrued interest of $8,453,680, including notes payable of $6,557,680 of which all matures within one year, accrued interest of $596,000, $850,000 outstanding on a revolving line of credit and $450,000 outstanding on a shareholder loan. Included is $349,900 of notes which have matured and are currently in default. We are currently negotiating with these noteholders and have not yet received any written action regarding the defaults under these notes. We believe, however, that we will be able to cure these defaults by either converting the notes to equity or repaying them. No assurances can be given that we will be able to effectuate any of the foregoing alternatives, or that if we seek to extend such obligations or refinance them, that such extensions or refinancing alternatives will be on terms which are financially advantageous to us.

As we continue to pursue and work toward financing alternatives and search for additional capital as described above, we also continue to explore a variety of other financial alternatives to increase our working capital, including increasing the Company's line of credit with a commercial bank, or pursuing other types of debt or equity financing. No assurance can be given that such financing can ultimately be obtained or that it will be on reasonably attractive terms.

Assuming the foregoing defaults are cured, we believe that without the German offering but solely with our current resources of cash, accounts receivable and available credit line will we be able to operate at current expenditure levels through December 31, 1999. We further believe that our projected cash flow from operations, with contemplated sales of certain acquired programming and collections from those sales, will be sufficient to permit the Company to conduct its operations as contemplated through March 31, 2000. Our belief is based upon certain assumptions, including assumptions regarding the anticipated level of operations and overhead, the anticipated sales of certain acquired programming, and anticipated expenditures required for development and production of programming. If sales do not materialize and financing is not completed by these dates, we will have to limit our development and production activities, reduce our overhead spending, restructure debt pay outs and take other cost reduction measures. Further, even with if we successfully raising additional financing, there is no assurance that we will continue to be profitable or maintain positive cash flow.

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

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

 4.23 Amendment to Securities Purchase Agreement with Austinvest Anstalt Balzers, Esquire Trade & Finance Inc.; Amro International, S.A. and Nesher Inc., dated June 28, 1999 (amends 4.19)

 4.24 Securities Purchase Agreement between the Company and VMR Luxembourg, S.A., dated as of February 25, 1999

 4.25     VMR Debenture, dated as of February 25, 1999

 4.26     VMR Warrant, dated as of February 25, 1999

 4.27     VMR Registration Rights Agreement, dated as of February 25, 1999

 4.28 Securities Purchase Agreement between the Company and VMR Luxembourg S.A., dated July 26, 1999

 4.29     VMR Debenture, dated as of July 26, 1999

 4.30     VMR Security Agreement, dated as of July 26, 1999

 4.31     VMR Registration Rights Agreement, dated as of July 26, 1999

 4.32 Securities Purchase Agreement between the Company and Hudson Investors LLC, dated as of August 5, 1999

 4.33 Hudson Investors LLC Registration Rights Agreement, dated as of August 5, 1999

 4.34     Hudson Investors LLC Debenture, dated as of August 5, 1999

 4.35     Hudson Investors LLC Warrant, dated as of August 5, 1999

10.23 Agreement with Film Libraries, Inc. dated June 25, 1999 and Agreement with Film Brokers, Inc., dated June 25, 1999, re: commission for purchase

10.24     Agreement with Renown Pictures, Ltd., dated as of June 28, 1999

27        Financial Data Schedule

Form 8-K

None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 19, 1999


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