Form 10-Q
period 1999-09-30
TEAM COMMUNICATION GROUP INC
filed 1999-11-19
CIK 1035700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On November 10, 1999, the registrant had outstanding 6,979,138 shares of Common Stock, no par value.

PART 1 - FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                         TEAM COMMUNICATIONS GROUP, INC.

ITEM 1-Financial Statements

                           Consolidated Balance Sheet
                                   (unaudited)


                                                                               SEPTEMBER 30,
                                ASSETS                                             1999
                                                                               -----------
Cash and cash equivalents                                                      $ 2,173,200
Trade receivables, including $8,275,000 due from related parties less
  allowance for doubtful accounts of $837,000                                   10,936,700
Television programming costs, less accumulated amortization of $14,043,500      20,697,100
Due from officer                                                                   170,400
Fixed assets, net                                                                   55,200
Prepaid and other assets                                                         1,085,100
                                                                               -----------
          Total Assets                                                         $35,117,700
                                                                               ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                       $ 8,410,900
Deferred revenue                                                                    85,600
Accrued participations                                                           3,771,500
Bank line of credit                                                                697,000
Notes payable                                                                    4,387,200
Accrued interest                                                                   324,200
                                                                               -----------

          Total Liabilities                                                     17,676,400
                                                                               -----------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value; 10,000,000 shares authorized; no shares
      issued and outstanding                                                          --
      Common stock, no par value; 40,000,000 shares authorized; 5,983,757
      issued and outstanding                                                         1,000
      Paid in capital                                                           16,146,800
      Retained earnings                                                          1,293,500
                                                                               -----------

          Total shareholders' equity                                            17,441,300
                                                                               -----------

          Total liabilities and shareholders' equity                           $35,117,700
                                                                               ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                 NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                              1999               1998              1999               1998
                                         --------------------------------------------------------------------
 Revenues, including $8,675,000 for
  the nine months ended September 30,
  1999 from, as a result of the
  Dandelion acquisition, related
  parties, see Note 9                    $ 13,273,300       $  9,466,800      $  6,253,400       $  6,251,000
 Cost of Revenues, including
  $2,170,000 for the nine months ended
  September 30, 1999 attributable to
  sales to related parties, see Note 9      6,056,300          5,884,500         1,920,100          5,047,700
 General and administrative expense         3,771,700          2,234,100         2,732,700          1,095,900
                                         --------------------------------------------------------------------

 Earnings from operations                   3,445,300          1,348,200         1,600,600            107,400
 Interest expense                             477,900            768,400           197,800            145,600
 Interest income                               87,300            136,000            17,700             44,500
                                         --------------------------------------------------------------------

 Earnings before income taxes               3,054,700            715,800         1,420,500              6,300
 Provision for income taxes                 1,149,900             60,500           568,200             (9,500)
                                         --------------------------------------------------------------------

 Earnings before extraordinary item         1,904,800            655,300           852,300             15,800

 Extraordinary loss from early
 extinguishment of debt                       431,900               --             183,700               --
                                         --------------------------------------------------------------------

 Net Earnings                            $  1,472,900       $    655,300      $    668,600       $     15,800
                                         ====================================================================

 Basic earnings per common share

 Earnings before extraordinary item      $       0.45       $       0.43      $       0.15       $       0.01
 Extraordinary loss                             (0.10)              --               (0.03)              --
                                         --------------------------------------------------------------------

 Net earnings per share - basic          $       0.35       $       0.43      $       0.12       $       0.01
                                         ====================================================================

 Weighted average number of shares
      outstanding - basic                   4,198,176          1,506,672         5,439,341          2,257,327
                                         ====================================================================

 Diluted earnings per common share

 Earnings before extraordinary item      $       0.38       $       0.30      $       0.14       $       0.01
 Extraordinary loss                             (0.09)              --               (0.03)              --
                                         --------------------------------------------------------------------

 Net earnings per share - diluted        $       0.29       $       0.30      $       0.11       $       0.01
                                         ====================================================================

 Weighted average number of shares
      outstanding - diluted                 4,986,711          2,197,128         6,321,861          2,947,783
                                         ====================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                          1999               1998
                                                                     -------------------------------
OPERATING ACTIVITIES:

      Net income                                                     $  1,472,900       $    655,300
       Adjustments to reconcile net income to cash used
       for operating activities:
          Depreciation and amortization                                    10,200             10,200
          Amortization of television programming costs                  6,056,300          1,205,600
          Allowance for doubtful accounts                                 500,000               --
          Additions to television programming costs                   (15,734,600)        (6,515,400)
          Amortization of notes payable discount                           30,800            131,000
       Changes in assets and liabilities:
          (Increase) decrease in trade receivables                     (6,700,000)           393,000
          Increase in prepaid and other assets                         (1,002,400)        (1,131,400)
          Increase (decrease) in accounts payable, accrued
              expenses and other liabilities                            6,731,500           (474,100)
          Increase (decrease) in deferred revenue                        (387,300)           197,900
          Increase in accrued participations                              745,700            825,600
          Decrease in accrued interest                                   (206,700)          (449,400)
                                                                     -------------------------------

              Net cash used for operating activities                   (8,483,600)        (5,151,700)
                                                                     -------------------------------

INVESTING ACTIVITIES:
       Purchase of fixed assets                                           (49,000)              --
       Decrease (increase) in due from officer                            (25,000)            50,100
                                                                     -------------------------------

              Net cash (used for) provided by investing activities        (74,000)            50,100
                                                                     -------------------------------

FINANCING ACTIVITIES:
      Proceeds from issuance of notes payable and warrants              7,120,100          2,359,500
      Change in bank line of credit                                      (417,000)              --
      Principal payment on loan due to shareholder                       (500,000)          (240,000)
      Issuance of common stock                                          8,534,100          7,713,500
      Sale treasury stock                                                  34,600               --
      Extraordinary charge for early retirement of debt                   431,900               --
      Principal payment of notes payable                               (5,500,600)        (4,065,300)
                                                                     -------------------------------

              Net cash provided by financing activities                 9,703,100          5,767,700
                                                                     -------------------------------

      Net change in cash                                                1,145,500            666,100
      Cash at beginning of year                                         1,027,700            174,400
                                                                     -------------------------------

      Cash at end of period                                          $  2,173,200       $    840,500
                                                                     ===============================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.
                      Consolidated Statement of Cash Flows
                  Supplemental Schedule of Non-cash Activities
                                   (unaudited)


                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      1999           1998
                                                   -------------------------
Issuance of shares and warrants in connection
    with services provided to the Company          1,435,900          --

Issuance of shares in connection with
    extinguishment of debt                         2,299,600          --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM ENTERTAINMENT GROUP, INC.
                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)



                                               Common Stock
                                       -----------------------------
                                                                                                             Retained
                                                                                                             Earnings
                                          Number                          Paid in          Treasury        Accumulated
                                        of Shares        Par Value        Capital           Stock           (Deficit)
                                       -----------      -----------      -----------      -----------       -----------
Balance at December 31, 1998             2,816,135      $     1,000      $ 7,612,700      $   (34,600)      $  (179,400)

Net Income for the nine months
     ended September 30, 1999                 --               --               --               --           1,472,900

Sale of Treasury Stock                      17,000             --               --             34,600              --

Issuance of common stock in connection
     with conversion of debt             1,219,974             --          2,299,600             --                --

Issuance of common stock for services      464,000             --          1,032,400             --                --

Issuance of warrants for services             --               --            403,500             --                --

Issuance of warrants for debt                 --               --            240,000             --                --

Issuance of debt with beneficial
     conversion feature                       --               --            730,000             --                --

Private placement of common stock        1,013,334             --          3,465,300             --                --

Exercise of warrants                       453,314             --            363,300             --                --

                                       -----------      -----------      -----------      -----------       -----------
Balance at September 30, 1999            5,983,757      $     1,000      $16,146,800      $      --         $ 1,293,500
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

                         TEAM COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PREPARATION-SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared by TEAM Communications Group, Inc. ("Company") in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1998, included in the Company's Annual Report to Stockholders on Form 10-KSB.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999, and the results of operations for the three and nine month periods ended September 30, 1999 and cash flows for the nine month period ended September 30, 1999, have been included. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB filed for the year ended December 31, 1998.

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

During the nine months ended September 30, 1999, as the Company increased its activities related to film cost production, overhead was capitalized in accordance with SFAS No. 53 based upon estimates of production related activities as a percentage of anticipated film cost expenditures during 1999. Management reviews the overhead rate throughout the year and will adjust the overhead rate on a quarterly basis, if necessary. During the three months and nine months ended September 30, 1999, overhead in the amount of approximately $555,300 and $1,740,700 was capitalized to film production costs, respectively.


NOTE 2 -- ACCOUNTS RECEIVABLE:

Included in accounts receivable is $900,000 which is held as security by a third-party for certain programming rights acquired by the Company. Upon collection of this receivable the amounts will be placed in escrow and recorded as cash, although the cash will be restricted as to withdrawal.

NOTE 3 -- TELEVISION PROGRAM COSTS:

Television program costs consist of the following:


                                          SEPTEMBER 30, 1999
                                          ------------------
In process and development                   $ 2,242,000
Released, less accumulated amortization       18,455,100
                                             -----------

   Total television program costs            $20,697,100
                                             ===========

NOTE 4 -- LITIGATION AND CONTINGENCIES:

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a material adverse impact on the Company's financial position or results of operations.


NOTE 5 -- LINE OF CREDIT:

The Company maintains an $850,000 revolving line of credit with Mercantile National Bank. As of September 30, 1999, the outstanding balance of the line of credit was $697,000. The line of credit is secured by an $860,000 certificate of deposit (included in cash and cash equivalents) which is restricted as to withdrawal.


NOTE 6 -- NOTES PAYABLE:

Notes payable consists of the following at September 30, 1999, carrying value approximates fair value:

                                                      SEPTEMBER 30, 1999
                                                      ------------------
Promissory notes:
  12% convertible note, net discount due November 2002   $3,262,300
  10% secured promissory note due August 1999               125,000
  12% secured promissory note due March 1999                150,000
  11% unsecured promissory note                             124,900
  12% secured promissory notes due January 2000             100,000
  12% secured notes due May 2000                            350,000
  10% secured note due November 1999                        200,000
Private placements:
  12% secured notes due August 1999                          75,000
                                                         ----------
                                                         $4,387,200
                                                         ==========

On August 5, 1999, the Company sold $4,000,000 principal amount of 12% convertible debentures due November 30, 2002. The note is subordinate to any of the Company's bank financing or senior debt. The unpaid balance on this note as of November 30, 1999 may be converted into common shares at the holders' option. The conversion price is the lesser of 120% of the average per share market price for five consecutive trading days prior to August 5, 1999 or 88% of the per share market price for the three days with the lowest per share market price during the twenty-five days prior to conversion. Connected with this financing, the Company issued 340,000 warrants to purchase the Company's common stock at 105% of the five-day average price per share prior to the closing of the financing ($7.00). Pursuant to an amendment dated November 1, 1999, the exercise price was reduced to $6.50.

NOTE 7 -- SUBSEQUENT EVENTS:

On October 1, 1999, the Company completed the purchase of Dandelion Distribution Ltd., a 20 year old United Kingdom based television production and distribution company, for $2,500,000 in cash and 386,847 shares of the Company's common stock for an aggregate value of $5,000,000. The Company may also be required to pay an additional $250,000 if the shares of common stock delivered as part of the purchase price do not have a market value of at least $3,000,000 on October 1, 2001.

On October 29, 1998, the Company filed a Registration Statement on Form SB-2 relating to the sale of up to $30,000,000 aggregate value of its common stock in an underwritten offering on the German Neuer Market (the "German Offering"). Pursuant to the underwriting agreement with Gontard & MetallBank AG, the Company sold 500,000 shares of its common stock and borrowed $4,000,000 as a bridge loan which matures on the earlier of completion of the German Offering or December 31, 1999 and accrues interest at 10% per year.

NOTE 8 -- GOING CONCERN:

The Company's financial statements for the three months and nine months ended September 30, 1999, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company expects to incur substantial expenditures to produce television programs and/or acquire distribution rights to television programs produced by third parties. The

Company's working capital plus limited revenue from the licensing of its current inventory of television programs will not be sufficient to fund the Company's ongoing operations, including maintaining the Company's current overhead and maintaining the Company's current development and marketing activities for the next 12 months. Further, even with the Company successfully raising additional financing, there is no assurance the Company will achieve profitability or positive cash flow.

NOTE 9 -- RELATED PARTY TRANSACTIONS

As a consequence of the Company's October 1999 acquisition of Dandelion Distribution Ltd. (Dandelion), certain receivables resulting from sales made prior to the acquisition are now considered due from related parties for financial reporting purposes. In June 1999 the Company entered into a five year license agreement for certain territories including the UK of 20 made-for-television movies with Renown Pictures, Ltd., a UK company owned by Noel Cronin, formerly the owner of Dandelion. At September 30, 1999 the receivable due from Renown was $2,900,000. Subsequent to such date the Company received a payment of $725,000 per the terms of the agreement. Noel Cronin is also a director of String of Pearls Plc. In September 1999, the Company entered into a 10 year license agreement for certain European territories including Germany, France and Italy, of 20 made-for-television movies with String of Pearls Plc. At September 30, 1999, the receivable due from String of Pearls Plc was $5,375,000. Mr. Cronin has personally guaranteed the obligation to pay the license fee from String of Pearls to us. Subsequent to such date the Company received a payment of $290,000 per the terms of agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in our various Securities and Exchange Commission filings. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of uncontrollable factors. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

For the three months ended September 30, 1999, the Company reported a net income of approximately $668,600 on total revenues of approximately $6,253,400 compared to net income of approximately $15,800 on total revenues of approximately $6,251,000 for the same period ended September 30, 1998. Revenue for the period ended September 30, 1999 includes approximately $5,375,000 on the sale of certain broadcast rights of a library of twenty movie-of-the-week titles and approximately $450,000 on the sale of certain broadcast rights of a library of military documentaries. In addition, revenue for the 1999 third quarter includes approximately $332,750 from the completion and delivery of eight episodes of "Destination: Style" to Discovery's Travel Channel. Revenue for the period ended September 30, 1998 included $2,600,000 on the Company's completion and delivery of the made-for-television movie "Earthquake in New York" and $2,686,700 on the completion and delivery of seven episodes of the dramatic series "Total Recall 2070."

Cost relating to revenues was $1,920,100 for the three months ended September 30, 1999 as compared to $5,047,700 for the three months ended September 30, 1998. The costs relate to amortization of production or acquisition costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the three months end September 30, 1999 was 69 percent compared to 19 percent for the period ended September 30, 1998. The higher gross profit margin for the three months ended

September 30, 1999 was due to the Company selling television programming acquired by the Company at attractive rates as opposed to selling programming owned and produced by the Company in the three months ended September 30, 1998.

General and administrative expense increased to $2,732,700 for the three months ended September 30, 1999 from $1,095,900 for the same period in 1998. Due to the Company's increased activities related to film production, the 1999 amount excludes approximately $555,300 in general and administrative expense that was capitalized to television programming costs, as an allocation of costs related to production, in accordance with SFAS No. 53. The increase in general and administrative expenses, prior to capitalizing certain expenses, are a result of an increase in expenses for staff, primarily for the Company's increased activities in production and development, an increase in the accounts receivable allowance for doubtful accounts and certain litigation costs. Also included is such costs are expenses associated with the issuance of securities to outside consultants as payment for their services.

The Company also incurred an extraordinary loss of $183,700 related to the conversion of $1,000,000 in debt to common stock.

Interest expense was $197,800 for the three months ended September 30, 1999, as compared to $145,600 for the three months ended September 30, 1998.

For the nine months ended September 30, 1999, the Company reported net income of approximately $1,472,900 on total revenues of approximately $13,273,300 compared to net income of approximately $655,300 on total revenues of approximately $9,466,800 for the same period ended September 30, 1998. Revenue increased by 40 percent or $3,806,500 for the nine months ended September 30, 1999 compared to 1998, primarily due to the sales of certain broadcast rights of a library of twenty movie-of-the-week titles which the Company acquired in June 1999.

Cost relating to revenues was $6,056,300 for the nine months ended September 30, 1999 as compared to $5,884,500 for the nine months ended September 30, 1998. The costs relate to amortization of production or acquisition costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the nine months ended September 30, 1999 was 54 percent compared to 38 percent for the same period in 1998. Included in cost of sales for 1999 is a charge of approximately $450,000 as the Company wrote off development costs incurred on a project which has been in development since 1995. The higher gross profit margin for the nine months ended September 30, 1999 was due to the Company selling television programming acquired by the Company at attractive rates as opposed to selling programming owned and produced by the Company in the nine months ended September 30, 1998.

General and administrative expenses were $3,771,700 for the nine months ended September 30, 1999, as compared to $2,234,100 for the nine months ended September 30, 1998. The 1999 amount excludes approximately $1,740,700 in general and administrative expense that was capitalized to television programming costs, as an allocation of costs related to production, in accordance with SFAS No. 53. The increase in general and administrative expenses, prior to capitalizing certain expenses, are a result of an increase in expenses for staff, primarily for the Company's increased activities in production and development, an increase in the accounts receivable allowance for doubtful accounts and certain litigation costs. Also included is such costs are expenses associated with the issuance of securities to financial consultants as payment for their services.

Interest expense was $477,900 for the nine months ended September 30, 1999 as compared to $768,400 for the nine months ended September 30, 1998. The decrease is due to the retirement of debt.

Receivables at September 30, 1999 were $10,936,700, all of which are from entities domiciled outside the United States. These receivables represent approximately 31% of the total assets of the Company. As a consequence of the Company's October 1999 acquisition of Dandelion Distribution Ltd. (Dandelion), certain receivables resulting from sales made prior to the acquisition are now considered due from related parties for financial reporting purposes. In June 1999 the Company entered into a five year license agreement for certain territories including the UK of 20 made-for-television movies with Renown Pictures, Ltd., a UK company owned by Noel Cronin, formerly the owner of Dandelion. At September 30, 1999 the receivable due from Renown was $2,900,000. Subsequent to such date the Company received a payment of $725,000 per the terms of the agreement. Noel Cronin is also a director of String of Pearls Plc. In September 1999, the Company entered into a 10 year license agreement for certain European territories including Germany, France and Italy, of 20 made-for-television movies with String of Pearls Plc. At September 30, 1999, the receivable due from String of Pearls Plc was $5,375,000. Mr. Cronin has personally guaranteed the obligation to pay the license fee from String of Pearls to us. Subsequent to such date the Company received a payment of $290,000 per the terms of agreement. We have established $837,000 as an allowance for doubtful accounts as of September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The entertainment industry is highly capital intensive. As of September 30, 1999, the Company had a liquidity deficit of $1,137,500. Liquidity deficit is defined as cash and cash equivalents plus accounts receivables (net), and due from officer less accounts payable, accrued expenses and other liabilities, deferred revenue, accrued participations, notes payable (due within one year), line of credit and accrued interest.

The Company continues to finance its operations from its own sales and production activities, notes payables and line of credit. Despite our public offering on July 29, 1998, our operations have been hurt by ongoing capital shortages caused by a slowness in collecting receivables and the inability to complete a long term banking relationship. We continue to address our capital requirements by (i) completing in January and February 1999 a placement of $1,850,000 convertible debt, all of which is now converted into common stock, (ii) entering into a letter of intent to complete an offering of our common stock on the Neuer Market in Germany, (iii) completing the issuance of $4,550,000 of net proceeds in additional convertible debt in July and August 1999 and (iv) entering into an agreement with an investment banking firm to provide $6,000,000 of additional financing ($2,000,000 by the sale of 500,000 shares of common stock at $4.00 in August 1999 and $4,000,000 in debt securities in October 1999 that matures on the earlier of completion of the German Offering or December 31, 1999 and accrues interest at 10% per year). No assurance can be given that the German Offering will be completed.

As of November 15, 1999, the Company had cash and accounts receivable due to be collected within one year of approximately $12,243,000. Also as of November 15, 1999, the Company had indebtedness and related accrued interest of $9,361,000, including notes payable of $8,191,000, net of discount of $740,000, of which $4,929,000 matures within one year, accrued interest of $330,000, and $840,000 outstanding on a revolving line of credit.

As we continue to pursue the German Offering, we also continue to explore a variety of other financial alternatives to increase our working capital, including increasing the Company's line of credit with a commercial bank, or pursuing other types of debt or equity financing. No assurance can be given that such financing can ultimately be obtained or that it will be on reasonably attractive terms.

We believe that without the German Offering but solely with our current resources of cash, accounts receivable and available line of credit we will be able to operate at current expenditure levels through March 31, 2000. We further believe that our projected cash flow from operations, with contemplated sales of certain acquired programming and collections from those sales, will be sufficient to permit the Company to conduct its operations as contemplated through June 30, 2000. Our belief is based upon certain assumptions, including assumptions regarding the anticipated level of operations and overhead, the anticipated sales of certain acquired programming, and anticipated expenditures required for development and production of programming. If sales do not materialize and financing is not completed by these dates, the Company will have to limit its development and production activities, reduce its overhead spending, restructure debt pay outs and take other cost reduction measures. Further, even with the Company successfully raising additional financing, there is no assurance the Company will continue to be profitable or maintain positive cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. We have adopted this SOP and the adoption of this statement did not materially effect our financial statements.

In June 1998, the FASB issue SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. We anticipate that due to our limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on our financial statements.

In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films." An entity that previously was subject to the requirements of SFAS No. 53 would follow the guidance in a proposed SOP, "Accounting by Producers and Distributors of Films." This proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on our results of operations and financial position depending on its final outcome. We have not concluded on its impact given the preliminary stages of the proposed SOP.


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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27       Financial Data Schedule

Form 8-K

None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 19, 1999


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