Form 10KSB
period 1999-12-31
TEAM COMMUNICATION GROUP INC
filed 2000-04-14
CIK 1035700

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the Fiscal Year Ended December 31, 1999

                                       OR

[   ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ________ to ________

                         Commission File No. 000-23307

                        TEAM COMMUNICATIONS GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             CALIFORNIA                                 954519215
----------------------------------                  --------------------
  (State or Other Jurisdiction of                     (IRS Employer
   Incorporation or Organization)                   Identification No.)

     11818 Wilshire Blvd., 2nd Floor, Los Angeles, California     90025
    ----------------------------------------------------------  ----------
             (Address of Principal Executive Offices)           (Zip Code)

                                 (310) 312-4400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the Exchange Act:

                                                          Name of Exchange
            Title of Each Class                         on Which Registered
          -------------------------                   ------------------------
               Common Stock                            NASDAQ SmallCap Market

      Securities Registered under Section 12(g) of the Exchange Act: [None]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

Yes [ X ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Registrant's revenues for its most recent fiscal year were $24,062,000.

The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of March 31, 2000, was approximately $209 million.

The number of shares outstanding of the issuer's common equity as of March 31, 2000, was 13,743,701 shares of common stock, no par value.

Transitional Small Business Disclosure Format (check one):
Yes [     ]    No [  X  ]

Documents Incorporated by Reference: NONE

                                     PART I

Item 1.  Description of Business

     This Annual Report contains forward-looking statements regarding contemplated operations which involve risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and discussed elsewhere in this Form 10-KSB.

THE COMPANY

     We develop, produce and distribute a variety of television programming, including dramatic and reality-based series, specials and made-for-television movies for exploitation in the domestic and international television markets. We derive substantially all of our revenues from the exploitation of our originally produced programs and product acquired from others.

    Our production activities are focused on programming produced for United States cable and network television channels such as The Discovery Channel, The Family Channel, Showtime Networks and USA Network. We are currently producing for Discovery's Animal Planet 13 one-hour drama episodes of "The Call of the Wild," based on Jack London's classic novel, and we have been advised that another 13 episodes have been ordered by the network. We are also producing "Destination: Style" for Discovery's Travel Channel and "Conversations with Remarkable People" for the Wisdom Network (a new US basic cable network). In March 1999, our co-production of 22 episodes of Total Recall 2070, a television series based on the hit movie "Total Recall," began to air on Showtime Networks. The series began airing in syndication in the United States in January 2000. We are currently negotiating with Alliance Atlantis to produce a second season either for a cable network, or directly for first run syndication.

     In 1998, we completed production of a series of 48 half-hour episodes entitled "Amazing Tails," a reality-based series focusing on extraordinary pets, which has been financed in conjunction with Friskies Pet Foods, a division of Nestles Food, and advertising leader The Interpublic Group of Companies. All episodes of Amazing Tales have been produced and delivered, and the series is currently airing on Discovery's Animal Planet. In addition, we co-developed and co-produced a reality-based five-day per week ("strip") syndicated series, called "Strange Universe," with United/Chris-Craft television stations and Rysher Entertainment. This series, which aired on United/Chris-Craft stations, involved the production of 130 episodes over its two, thirteen week commitments.

     We maintain a development and production department which develops and produces movies-of-the-week, drama and reality-based series for exhibition on network television, cable or ad hoc networks of independent stations which sometimes form to air special programming. We also currently have distribution rights to over 3,000 hours of family, dramatic and reality-based series and specials, and films.

RECENT EVENTS AND OUTLOOK; CERTAIN CONSIDERATIONS

     On November 29, 1999, we completed the sale of 6,150,000 shares of our common stock, 150,000 shares of which were sold by and for the account of a selling shareholder, in an underwritten offering on the German Neuer Markt (the "German Offering"). The German Offering was underwritten by Gontard & MetallBank AG and a group of associated underwriters. The offering price was approximately $6.21 per share. The net proceeds to us were approximately $31.5 million after deducting underwriting fees and estimated offering expenses. Approximately
$9.4 million of the net proceeds has been used to repay all of our outstanding indebtedness.

     As of October 1, 1999, we completed the purchase of Dandelion Distribution Ltd., a 20 year old United Kingdom ("UK") based television production and distribution company, for $5,000,000 in cash and common stock. Dandelion Distribution Ltd., has over 2,000 hours of television programming in its library. We are currently in discussions with a number of distribution and production companies regarding possible business combinations.

     We continue to fulfill the increased demand for programming by implementing our growth strategies, including strategic acquisitions of production and distribution companies in the U.S. and Europe, acquisition of programming libraries and development and production of our original television programming for the domestic and international markets.

     RELIANCE ON SIGNIFICANT CUSTOMERS; ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     As of December 31, 1999, we had $18,430,600 in receivables; 85% relates to four customers. See MD&A for a discussion. As of December 31, 1999, our allowance for doubtful accounts was approximately $831,000. Should we be required to make an additional allowance for doubtful accounts with respect to these receivables, our results of operations and financial condition in future periods could be adversely affected. Subsequent to December 31, 1999, we collected approximately $11 million from these receivables. While we believe that each of the licensees are reasonable credit risks, any failure to pay could have a material adverse impact on our results.

     DEPENDENCE ON EMERGING MARKETS; DEPENDENCE ON FOREIGN SALES.

     A substantial portion of our revenues to date have been, and for the foreseeable future may be, derived from the sale or license of its products to recently established domestic television or cable networks such as the WB Network, UPN, The Discovery Channel and The Learning Channel, (i.e., not the traditional free network markets of CBS, NBC, ABC and Fox), and the growing specialized pay market, as well as the foreign television networks. In addition to the foregoing, a substantial portion of our revenues are dependent on sales to sub-licensees and sub-distributors not domiciled in the U.S. The collectibility of receivables from these customers is subject to all of the risks associated with doing business with foreign companies including rapid changes in the political and economic climates of such countries. Should we become involved in a protracted dispute with respect to the manner in which its product is distributed, or should we be forced to initiate collection activities in order to enforce the terms of the applicable sub-license or sub-distributor agreement, the potential profitability of any particular product may be adversely effected.

     As indicated above, as of December 31, 1999, we had $18,430,600 in receivables. In addition to the fact that 85% of these receivables are concentrated among four accounts, all are from entities domiciled outside the United States. These receivables represent 26% of our total assets. Any difficulty or delay in the collection of these receivables could have a material adverse effect on us. Since December 31, 1999, approximately $11 million of this receivable balance has been collected.

     COMPETITION.

     The entertainment industry is highly competitive. We compete with many organizations, including major film studios, independent production companies, individual producers, and others, including networks, who are seeking the rights to literary properties, the services of creative and technical personnel, the financing for production of film and television projects, and favorable arrangements for the distribution of completed films. Virtual all of our competitors are organizations of substantially larger size and capacity, with far greater financial, human and other resources and longer operating histories than the ours. Moreover, the entertainment industry is currently evolving into an industry in which certain multi-national, multi-media entities, including Viacom/Paramount Pictures, The News Corporation, The Walt Disney Company/Cap Cities-ABC, Time Warner/Turner Broadcasting and Westinghouse/CBS are anticipated to be in a position, by virtue of their control over key film, magazine, and/or television content, and their control of key network and cable outlets, to dominate certain communications industries activities. These competitors have numerous competitive advantages, including the ability to acquire and attract superior properties, personnel, actors and/or celebrity hosts and financing.

OUR HISTORY

     We were formed in February 1995. We have focused our efforts on the development, production and distribution of a variety of television programming, including dramatic and reality-based series, specials and made-for-television movies for exploitation in the domestic and international television markets. We derive substantially all of our revenues from production fees earned from our original productions, distribution fees from the exploitation of product acquired from others, and the exploitation of our owned programming.

     Our production activities have focused on (i) programming produced for U.S. cable and network television channels such as The Discovery Channel, The Family Channel, Showtime Networks and USA Network, and (ii) "how-to" instructional series, such as "Simply Style," a 60-episode series which debuted during the third quarter of 1995 on The Learning Channel. We are currently producing for Discovery's Animal Planet 13 one-hour drama episodes of "Call of the Wild," based on Jack London's classic novel. As of April 10, 2000, we were advised that Discovery intends to order 13 more one-hour episodes. We are also producing "Destination: Style" for Discovery's Travel Channel and "Conversations With Remarkable People" for the Wisdom Network (a new U.S. basic cable network).

     In March 1999 our co-production of 22 episodes of "Total Recall 2070" a television series based on the hit movie "Total Recall" began to air on Showtime Networks and in January 2000 in syndication in the United States. We are currently negotiating with Alliance Atlantis to produce a second season for a United States cable network or first run syndication.

     In addition, we co-developed and co-produced a reality-based five-day per week ("strip") syndicated series, called "Strange Universe," with United/Chris-Craft television stations and Rysher Entertainment. This series, which aired on United/Chris-Craft stations, involved the production of 130 episodes over its two, thirteen week commitments. We have also completed production of a series of 48 half-hour episodes entitled "Amazing Tails," a reality-based series focusing on extraordinary pets, which has been financed in conjunction with Friskies Pet Foods, a division of Nestles Food, and advertising leader The Interpublic Group of Companies. All episodes of Amazing Tales have been produced and delivered, and the series is currently airing on Discovery's Animal Planet.

     We maintain a development and production department which produces movies-of-the-week, drama and reality-based series for exhibition on network television, cable or ad hoc networks of independent stations in the U.S. market which sometimes form to air series and special programming (syndication). We also maintain an international sales force and currently have distribution rights to approximately 3,000 hours of family, dramatic and reality-based series and specials, and films. We are also developing a wide variety of original family, dramatic, reality-based and children's programming.

GLOBAL STRATEGY

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

Our operating strategy is to fulfill the demand for programming by: (i) expanding the activities of our three operating departments, development and production, distribution, and licensing and merchandising; (ii) implementing strategic acquisitions of film, television and video libraries and production companies; and (iii) entering into joint ventures with, or acquisitions of, unaffiliated third parties, with the intention that such acquisitions or joint ventures would lower our financial risk. We intend, subject to financing, to acquire, co-produce and co-finance other series, movies and specials from third party producers in order to increase our programming library and self distribute such product on a worldwide basis.

     The European marketplace currently represents a substantial portion of our total revenue. In the next 5 years, we anticipate this percentage to increase. To fully capitalize on this rapidly expanding market, we have plans to grow through internally generated development and production, international co-productions, acquisitions and strategic investments and the establishment of fully staffed European operations.

     We have started a new company in Germany, Team Entertainment Germany GmbH., based in Munich, and have already funded it with approximately $650,000. We anticipate another $800,000 will be spent in the next 12 months for start-up expenses and the securing of the personnel to manage it. Team Entertainment Germany GmbH., will develop formats, as well as produce programming for both German speaking territories and the rest of the world.

     We also have plans to use Team Entertainment Germany GmbH., to acquire other German production and distribution companies, and to partner with established companies for original German language co-productions.

     As described above, on October 1, 1999 we completed the acquisition of Dandelion Distribution Ltd., for the sum of $2,500,000 in cash and 386,847 shares of our common stock. We may also be required to pay up to an additional $250,000 if the shares of our common stock delivered as part of the purchase price do not have a market value of at least $3,000,000 on October 1, 2001. This London based production and distribution company, formed over 20 years ago, has a library in excess of 2,000 hours of programming. Noel Cronin, the founder and Managing Director of Dandelion, is currently Managing Director of the newly renamed entity, Team Dandelion, Ltd.

     Team Dandelion Ltd., will further strengthen our presence in the international media arena, and provide us with a solid foundation to create European community content programming and co-production opportunities. In addition, Team Dandelion, Ltd. will serve as the base for all European sales except those in German speaking territories.

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

OPERATIONS

     We currently have three principal operating groups: (i) development and production; (ii) distribution; and (iii) licensing and merchandising.

PRODUCTION

     The production of television programming involves:

     - the development of a creative concept into a television script or teleplay;

     - the selection of talent (including actors, directors, and other creative personnel); and

     - the filming, technical, and post-production work necessary to create a finished product ready for exhibition.

     Such programming, when initiated in the U.S., is generally produced for prime-time exhibition on one of the major U.S. networks, which include CBS, NBC, ABC and Fox. Such programming may also be produced for new networks such as the United Paramount Network ("UPN") and the Warner Bros.'s "WB" Network, first-run pay television exhibition or directly for syndication (i.e., independent or non-network) television, including PBS, as well as numerous basic and pay cable channels or services, including HBO, Showtime, The Disney Channel, The Learning Channel, The Discovery Channel, Arts and Entertainment Network and The History Channel.

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

     Entertainment companies in general attempt to finance the development costs for television programming from their working capital and seek to cover a substantial portion of their production costs, including overhead, through license fees. If programming is produced for an entity like PBS, which does not pay significant license fees or distribution advances (and in many instances, may not pay any fee), we attempt to provide corporate sponsors or agreements for the license of ancillary rights such as foreign or home video distribution. Even without a fee or advance, we believe that we can defray a significant portion of the production costs of PBS programming using these alternative financing methods, thus availing ourselves of the key demographics of PBS viewership, particularly in children's programming. For other specialty programming produced for initial exhibition on cable networks like the Discovery Channel, or for first run syndication, we do attempt to obtain license fees to partially offset the production costs.

     With respect to series for the networks or pay cable channels, we generally attempt to negotiate significant license fees for both series and movies-of-the-week. In many cases, we may invest additional sums in excess of network license fees to produce the best possible pilot, as the pilot is an essential sales tool in gaining network acceptance of a proposed series. In these cases, we attempt to cover the excess of production costs from working capital, third-party financing, sales of the episodes in the foreign marketplace, or a combination of these financing techniques. Where necessary or desirable, we may seek to obtain funding in excess of license fees from a distributor or a third party who will provide such financing in return for a share of the profits from the distribution of such programming. Similarly, for television series, we may invest amounts in excess of U.S. license fees in order to gain a global audience acceptance for the series and to enhance the potential value of future syndication rights.

     There can be no assurance, however, that once we commit to fund production of a series licensed to a network, the network will order and exhibit sufficient episodes to enable us to further syndicate the series. Typically, at least 65 episodes of a series must be produced for it to be "stripped" or syndicated in the daily re-run market. Generally, networks can cancel a series at stated intervals and, accordingly, do not commit in advance to exhibit a series for more than a limited period. If a series is canceled (or not carried for the period necessary to create enough episodes for syndication purposes), there is a significant chance that the production costs of the project will not be fully recovered. Similar risks apply even if the series is produced for a non-network medium. We believe, however, that foreign pre-sales and international co-production opportunities will provide sufficient options to obtain production financing and additional revenue potential. Moreover, basic cable channels continue to provide outlets for series of between 13 to 26 episodes per season. We intend to focus our production activity in the following areas or genres: drama series, reality-based series, game shows, comedy series, movies-of-the-week, and mini-series. It is our intention to expand the production of our dramatic and reality-based programming, over the next 24 months. Such programming, if any, will be licensed in foreign markets through our sales personnel where we do not have foreign partners.

     We acquired the rights to produce a weekly dramatic television series based on the motion picture "Total Recall," which generated over $320 million in world-wide box office receipts in 1990. We entered into an agreement with Alliance Atlantis, a leading Canadian production company, pursuant to which Alliance Atlantis co-produced and co-financed the initial 22 episodes of the series with us. The German rights have been licensed by Pro-Sieben, who is acting as a co-producer of the series. We also entered into an agreement with PolyGram Television (which was subsequently sold to Universal Pictures), pursuant to which PolyGram co-financed and acquired U.S. television distribution rights to the series. The agreement with PolyGram includes a 22 episode commitment in exchange for a license fee and a percentage of the net profits of the series. PolyGram sold the series, entitled "Total Recall 2070", to the U.S. pay television network, Showtime Network, where it debuted in March 1999. "First run" domestic syndication (i.e., the first exhibition in the syndication market) is being handled by PolyGram and began airing in January 2000. Miramax, which acquired the theatrical sequel rights to "Total Recall," has also acquired worldwide (other than Canada, Japan and Spain) home video rights to the series from us.

     We, together with Alliance Atlantis, are negotiating to proceed with a second season, and are currently providing interim financing so as to reserve production facilities and retain the services of the appropriate actors. A second season is desirable as Universal has sold 44 episodes (which would include a second season) in over 80% of the U.S. television markets. No assurance can be given, however, that we will be able to obtain financing for the second season, or if the decision is made to proceed, that we will be able to hold the creative elements in place to effectuate a second season. By co-producing the series with Alliance Atlantis, the series qualifies for certain Canadian co-production and tax benefits. The proceeds from all distribution of the series, after recoupment of production costs, will be allocated 40% to us and 60% to Alliance. As part of the co-production agreement, we are to assign our license agreements to the co-production and pay over to the production account all deposits we have received to date.

     We have also entered into agreements with the Fox Family Channel in the U.S. for the production of two movies-of-the-week. The first, "Earthquake in New York" is a story about an earthquake in New York City. The production was financed by the Fox Family Channel. We have received our executive producing fee. "Earthquake in New York" aired on the Fox Family Channel in October 1998, and on ARD in Germany after that date. The second movie-of-the-week, "Down Fall," is about an avalanche at an exclusive ski resort. The script for "Down Fall" which has already been written, was paid for by the Fox Family Channel. No additional funds have been advanced by the Fox Family Channel for the production of "Down Fall" as of this date.

     We are currently producing for Discovery's Animal Planet 13 one-hour episodes of "Call of the Wild," based on Jack London's classic novel. Delivery of the series began in December 1999 and began airing in March 2000. As of April 10, 2000, we were advised that Discovery intends to order 13 more one-hour episodes.

     LIVE ACTION AND ANIMATED CHILDREN'S PROGRAMMING. To take advantage of what we believe is a significant television market for children's programming, we intend to develop and produce inventive and original shows, including both animated series and live-action series.

     NON-FICTION/LIGHT ENTERTAINMENT PROGRAMMING. With the rapid expansion of national cable and network programming outlets, consumer demand for non-fiction, reality-based "docudrama" programming has increased. Channels such as The Fox Network, UPN, The WB Network, TBS, The Discovery Channel, The Learning Channel, Animal Planet, The Travel Channel and Lifetime have found quality non-fiction programming to be a mainstay of their programming portfolio. We intend to capitalize upon the programming expertise developed by management prior to our formation.

     We have sold and produced 26 half-hours of "Destination: Style" to Discovery's Travel Channel. "Destination: Style" follows today's top models to the world's most exotic places, offering a behind-the-scenes look at some of today's most recognizable and desirable international models. The series debuted in mid-October and is being produced in association with Big Daddy Productions.

     Additionally, we are producing for the Wisdom Network, on a per show basis, "Conversations with Remarkable People." Two one-hour primetime specials, one featuring Father Thomas Keeting and the other Quincy Jones, have been completed. A third primetime special with former Texas Governor Anne Richards is in pre-production and will be completed by year-end.

     We have an extensive slate of reality-based series which are currently being sold in the international marketplace. Such programs include "Strange Universe", a 130 half-hour five day per week ("strip") syndicated series which was produced in association with United/Chris-Craft television stations and Rysher Entertainment. "Amazing Tails," a weekly series of 48 half hours featuring people and their pets, was initially financed by a presale for approximately $1,441,700 to Interpublic for domestic distribution and broadcast.

     Other co-productions include "America's Scenic Railway Journeys," a six hour documentary mini-series devoted to famous railway journeys. We have co-produced this series with Oregon Public Television for the PBS Network and have paid Oregon Public Television an advance for the international distribution rights to the mini-series.

DISTRIBUTION, ACQUISITIONS AND SIGNIFICANT LICENSES

     An active part of our business is the presentation of our own product as well as product acquired from third-party producers to the international marketplace. Our current library includes selected distribution rights to over 3,000 hours of family, dramatic, reality-based series and specials and films. With the rapid increase of networks and channels, there is an expanding demand for top-quality programming. To access these markets, our distribution personnel attend such major international trade shows as MIPCOM-TV, MIP-TV and NATPE.

     On June 25, 1999, we purchased from Film Libraries, Inc., a library of 28 made-for-television movies for a total purchase price of $2,200,000, $1,200,000 payable in cash and $1,000,000 payable in our common stock. Of the purchase price, $200,000 in cash and $100,000 in our common stock are payable to 2 individuals as commissions.

     As of the date hereof, we have accepted 25 of the 28 titles. Three of the titles have delivery deficiencies which have not yet been cured. The Company is negotiating with the seller regarding a reduction of the purchase price if these rights are ultimately undeliverable. If the price is reduced, either the cash or common stock portion, or both, may be adjusted. As of the date hereof, we have paid approximately $1,200,000 in respect of the cash portion of the purchase price, and has issued but not yet delivered approximately 125,000 shares of our common stock which comprise the stock portion of the purchase price.

     On August 2, 1999, we purchased from DD Video, the worldwide rights outside the UK of a library of approximately 11 television series (from 2 to 38 episodes each) and 20 one hour documentary specials. The purchase price was $3,400,000; $2,662,500 of which has been paid with the balance due by June 15, 2000.

     We have acquired the rights for distribution in all Latin American countries, including Mexico and Puerto Rico, of the one hour dramatic series "Water Rats," a high suspense police action drama set in Sydney, Australia (116 episodes delivered for the first four seasons), and the one hour dramatic series "Cover Story," which takes place on the set of a television entertainment magazine program (26 episodes delivered). These shows were acquired from the Australian production company Southern Star. To date, we have cumulative sales of approximately $700,000 for Mexican broadcast television and pan-Latin American satellite broadcast television with the majority of terrestrial broadcast rights remaining available for sale.

     We have also acquired Latin American home video and television distribution rights to 78 hours of dramatic films from Beyond Distribution PTY Ltd., a Australian production company. See "Business -- Legal Proceedings" for a discussion regarding a lawsuit which has been filed by Beyond.

     In addition, we have an active "format" business overseas, where we represent and "reformat" successful foreign shows for the domestic marketplace and vice versa. We also currently represent several other custom formats which are under consideration in numerous territories.

     The acquisition of Dandelion Distribution Ltd., has enhanced our distribution capacity in England and Europe and enables us to offer over 3,000 hours of programming.

     On June 28, 1999, we entered into a five year license for 20 of the made-for-television-movies with Renown Pictures, Ltd., a UK based company. For the license, we will receive $3,300,000, $1,850,000 of which was received to date, with the balance due on June 30, 2000. See "Certain Relationships and Related Transactions" for a discussion of the impact of the acquisition of Dandelion Distribution Ltd., on the receivable from Renown Pictures, Ltd.

     In September 1999, the Company entered into a 10 year license agreement for certain European territories including Germany, France a Italy, of 20 made-for-television movies with String of Pearls Plc. At December 31, 1999, the receivable due from String of Pearls Plc was $5,085,000. Subsequent to such date the Company received a payment of $2,000,000 per the terms of agreement. Noel Cronin, a shareholder of the Company, has personally guaranteed the payment of the remaining receivable.

LICENSING AND MERCHANDISING

     Our strategic objectives encompass the exploitation of additional revenue streams through licensing and merchandising efforts. We hope to generate new profit centers from toy, publishing, CD-ROM, housewares, stationary, video, apparel, and other product category licenses. Although no assurance can be given that this strategy can be successfully implemented, we and Alliance Atlantis, the co-producer of "Total Recall 2070," have begun to focus on the marketing and merchandising rights that are available with respect to the "Total Recall 2070" series. The financial importance of these rights will likely be impacted by the decision to renew for a second season.

COMPETITION

     The entertainment industry is highly competitive. We compete with, and will compete with, many organizations, including major film studios, independent production companies, individual producers and others, including networks, who are seeking the rights to attractive literary properties, the services of creative and technical personnel, the financing for production of film and television projects and favorable arrangements for the distribution of completed films. Many of our competitors are organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories. Moreover, the entertainment industry is currently evolving into an industry in which certain multinational, multi-media entities, including Viacom/Paramount Pictures, The News Corporation/Twentieth Century Fox, The Walt Disney Company/Cap Cities-ABC, Time Warner/Turner Broadcasting and CBS are anticipated to be in a position, by virtue of their control over key film, magazine, and/or television content and their control of key network and cable outlets, to dominate certain communications industry activity. These competitors have numerous competitive advantages, including the ability to acquire financing for their projects and attract superior properties, personnel, actors and/or celebrity hosts.

EMPLOYEES

     We currently employ, including our newly acquired and formed European operations, 28 full-time employees, eight of whom are members of senior management. From time to time, as projects go into production, temporary employees are also employed by us.

Item 2.  Description of Property

         We have entered into a lease for approximately 11,000 square feet of office space at 11818 Wilshire Blvd., Los Angeles, California from an unaffiliated third party. The lease is for a period of five years which began on February 15, 2000. The rent is initially $2.85 per square foot; gradually increasing to $3.21 per square foot in the fifth lease year. The cost of the build out for the new space was approximately $1,200,000, of which approximately 30 percent will be paid by the landlord. We believe that this new office space will be adequate for our requirements over the term of the lease. Additional space if necessary for growth or short term productions is available throughout the Los Angeles area at commercially reasonable rates.

Item 3.  Legal Proceedings

         On October 24, 1999, we were served with a complaint from Beyond Entertainment, the licensee of Water Rats Seasons I & II. The complaint, which seeks an accounting and termination of the license agreement, seeks $3,000,000 in contractual damages and $6,000,000 for negligence and fraud. We believe the complaint to be totally without merit and intend to vigorously contest the matter.

         At this time, the outcome of the above matter cannot be determined with any certainty.

Item 4.  Submission of Matters to Vote of Security Holders

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

         Our Common Stock began to trade on the Nasdaq SmallCap Market under the symbol "TMTV" in July, 1998.

         The following table sets forth the high and low last sales prices as reported on the NASDAQ SmallCap Market for the time period that our Common Stock has been publicly traded.

                                            Sales Prices for Common Stock
                                            ------------------------------
Quarter Ending                               High                     Low
--------------                              ------                   ------

March 31, 1999                              $ 2.87                   $ 1.75
June 30, 1999                                10.25                     2.75
September 30, 1999                            8.18                     6.00
December 31, 1999                             7.94                     5.00

         Since November 29, 1999, our Common Stock has also traded on the German Neuer Market under the symbol "TME." The high and low sales price for our Common Stock on the German Neuer Market for the month ended December 31, 1999 was $4.62 and $6.21, respectively.

Holders

     The number of record holders of our Common Stock as of March 31, 2000, was approximately 600 (exclusive of the shareholders from the German Offering).

Dividends

     We have never paid cash dividends on our Common Stock. We anticipate that any future earnings, of which there is no assurance, will be retained for development of our businesses, and, therefore, it can be expected that no dividends on our Common Stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities

     (a) As of October 6, 1999, the Company and VMR Luxembourg, S.A., entered into an amendment (the "Amendment") to their Securities Purchase Agreements, dated as of February 25, 1999 and March 31, 1999, to correct an error in those agreements. Under those agreements the Company had issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock to VMR Luxembourg, S.A., when in fact those warrants should have been issued to Century City Securities, Inc. Pursuant to the Amendment, the warrants have now been properly issued to Century City Securities, Inc.

     (b) In June 1999, four debenture holders, Austinvest Anstalt Balzers, Esquire Trade & Finance Inc., Amro International, S.A., and Nesher Inc., purchased an additional 175,000 shares of common stock for an aggregate of $700,000.

     (c) In July 1999, we arranged for a short term loan from VMR Luxembourg, S.A., of $1,200,000 for production and development.

     (d) In May and July 1999 we sold to three investors: Stellar Group Inc., Chun Sing Investment Limited and Dr. Michael Berlin, $350,000 of 12% debentures and warrants to purchase up to 35,000 shares of common stock at $7.61 per share.

     (e) On June 30, 1999, we sold 57,000 shares of common stock to Anders Ulegard for $114,000 and 112,534 shares of common stock to Van Moer Santerre & Cie for $281,335.

     (f) On August 5, 1999, we sold to Hudson Investors, LLC, $4,000,000 of 12% convertible debentures and warrants to purchase 340,000 shares of common stock at $7.00 per share. Pursuant to an amendment, dated as of November 1, 1999, the exercise price was reduced to $6.50.

     (g) On August 9, 1999, we sold 500,000 shares of common stock to Gontard & MetallBank AG for $2,000,000.

     (h) On August 18, 1999, we issued to Program Power Entertainment and Swan Alley Limited, respectively, 1,000 and 20,000 shares of common stock, respectively, pursuant to the settlement of their respective lawsuits. Also on August 18, 1999, we issued to Premier Acquisition Corp., and DMT Technologies, Inc., respectively, 97,000 and 3,000 shares of common stock, respectively, pursuant to the settlement of certain disputes they had with us. We also sold to Investor Resource Services, Inc., 104,000 of common stock for $208,000.

     (i) On July 29, 1999, we sold 64,800 shares of common stock to Arab Commerce Bank for $162,000.

     (j) On September 27, 1999, the Company, pursuant to court order, issued 40,000 shares to Venture Management Consultants LLC.

     (k) On September 29, 1999 we arranged for a $4,000,000 bridge loan from Gontard & MetallBank AG.

     (l) On October 9, 1999 and October 15, 1999, respectively, we entered into agreements regarding the sale of 10,000 shares of common stock to Ivonne Altagracia Medrano Gongalez for $30,000 and 20,000 shares of common stock to Cantor GbR for $60,000.

     (m) On October 18, 1999 , we sold 175,000 shares of common stock to Arbora Vermogensverwaltungen AG for $700,000.

     (n) On October 29, 1999, the Board of Directors approved the issuance of warrants to Ocean Marketing to purchase 100,000 of common stock; 50,000 at an exercise price of $3.50 per share and 50,000 at an exercise price of $4.00 per share, for consulting services.

     (o) On December 1, 1999, we issued to Sal Russo warrants to purchase 75,000 shares of common stock; 25,000 at $1.88 per share, 25,000 at $2.50 per share and 25,000 at $3.00 per share.

     The issuance of the shares to the foregoing recipients were made pursuant to non-public transactions with existing security holders, service providers or accredited investors, and were exempt from registration under Section 4(2) of the Securities Act of 1933.

     No underwriters were involved in connection with these sales.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Management's Discussion and Analysis of Financial Conditions and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in our various Securities and Exchange Commission filings. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of uncontrollable factors. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this 10-KSB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We derive substantially all of our revenues from production fees earned in connection with our original programming, distribution fees from the licensing of programming acquired from others, and the licensing of our original programming. We were incorporated in February 1995 and began operations in March 1995.

     We are engaged in developing concepts and acquiring literary and other story properties, the most promising of which serve as the basis for our series, pilot films, or made-for-television features. If a script is accepted for production as a television feature or pilot, or if a pilot is accepted for production as a series, we and the network or distributor negotiate a license fee or distribution advance. This fee is a flat sum payment through which we generally attempt to cover a significant portion of our production costs and overhead. If programming is produced for an entity like PBS, which does not pay significant license fees or distribution advances (and in fact, may not pay any fee), we attempt to provide corporate sponsors or agreements for the license of ancillary rights such as foreign or home video distribution.

     With respect to series for the networks or pay cable channels, we generally attempt to negotiate significant license fees for both series and movies-of-the-week. In many cases, we may invest additional sums in excess of network license fees to produce the best possible pilot, as the pilot is an essential sales tool in gaining network acceptance of a proposed series. In these cases, we will attempt to cover the excess production costs from working capital, third-party financing, sales of the episodes in the foreign marketplace, or a combination of these financing techniques. Where necessary or desirable, we may seek to obtain funding in excess of network license fees from a studio or a third party who will provide such financing in return for a share of the profits from the syndication of such programming. Similarly, for television series, we may invest amounts in excess of network license fees in order to gain audience acceptance for the series and to enhance the potential value of future syndication rights.

     We recognize revenues from licensing agreements covering entertainment product when the product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53 "Financial Reporting by Producers and Distributors of Motion Picture Films."

     As required by SFAS No. 53, we value our film cost at the lower of unamortized cost or net realizable value on an individual title basis. Film costs represent those costs incurred in the development, production and distribution of television projects. These costs have been capitalized in accordance with SFAS No. 53. Amortization of film cost is charged to expense and third party participations are accrued using the individual film forecast method whereby expense is recognized in the proportion that current year revenues bear to an estimate of ultimate revenue.

     Our trade receivables historically increase as revenue increases. We, in accordance with SFAS No. 5, record an allowance for doubtful accounts based, in part, on historical bad debt experience. In 1999, we have recorded $662,000 as a provision for an allowance for doubtful accounts. In 1998, the Company recorded $664,000 as a provision for an allowance for doubtful accounts. Typically, when we make a sale of a product, the purchaser of such product agrees to a payment schedule, usually based upon a time table which is either tied to milestones in the development of the product or the time period of the contract. If customers fail to make scheduled payments, our license agreements provide that we can repossess and resell such product. Because these payments often are spread out over a period of time, up to two years, the payments to be made in the future are recorded as discounted trade receivables. As sales increase, our trade receivables balance will increase accordingly. We believe we have adequate resources to collect our trade receivables.

RESULTS OF OPERATIONS

     For the year ended December 31, 1999, the Company reported a net income of approximately $1.8 million on total revenues of approximately $24.1 million compared to net income of approximately $0.4 million on total revenues of approximately $13.6 million for the same period ended December 31, 1998. Revenue for the period ended December 31, 1999 includes approximately $14.2 million on the sale of certain broadcast rights from the Company's library of movie-of-the-week and documentary titles. Also, revenue includes approximately $2.1 million from sales of the library of movie-of-the-week and documentary titles by Team Dandelion since its acquisition on October 1, 1999. In addition, revenue for the 1999 includes the delivery on the Company's current productions of $7.8 million including approximately $3.4 million from the delivery of twenty-four episodes of "Destination: Style" to Discovery's Travel Channel and an international distributor, approximately $3.1 million from sales and delivery of episodes of "Total Recall: 2070," and approximately $1.3 million from the delivery of six episodes of "Call of the Wild" to Discovery's Animal Planet. Revenue for the period ended December 31, 1998 included approximately $2.8 million on the Company's completion and delivery of the made-for-television movie "Earthquake in New York," approximately $6.7 million on sales and availability of episodes of the dramatic series "Total Recall 2070," approximately $1.5 million on the sales for the reality based series "Amazing Tails," and approximately $2.6 million on sales of the Company's library of movie-of-the-week and documentary titles.

     Cost relating to revenues was approximately $10.6 million for the year ended December 31, 1999 as compared to approximately $9.1 million for the year ended December 31, 1998. The costs relate to amortization of production or acquisition costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the year ended December 31, 1999 was 56 percent compared to 33 percent for the period ended December 31, 1998. The higher gross profit margin for the year ended December 31, 1999 was due to the Company selling television programming acquired by the Company at attractive rates as opposed to selling more programming owned and produced by the Company in the year ended December 31, 1998.

     General and administrative expense increased to approximately $8.3 million for the year ended December 31, 1999 from approximately $3.3 million for the same period in 1998. Due to the Company's increased activities related to film production, the 1999 amount excludes approximately $1.7 million in general and administrative expense that was capitalized to television programming costs, as an allocation of costs related to production, in accordance with SFAS No. 53. The overall increase in general and administrative expenses of $6.7 million is a result of an increase in employee expenses, primarily for the Company's increased activities in production and development and European expansion, an increase in the accounts receivable allowance for doubtful accounts resulting from the significant increase in accounts receivables and certain litigation costs. The increase is also due to expenses associated with the issuance of securities to outside consultants as payment for their services. The Company believes that payments with these securities issuances are justifiable even though dilutive to current shareholders as opposed to cash outlays.

     The Company also incurred an extraordinary loss, net of tax, of $0.6 million related to the conversion to common stock and early extinguishment of $5.8 million in debt. Interest expense was $0.8 million for the year ended December 31, 1999, as compared to $0.9 million for the year ended December 31, 1998.

     Receivables at December 31, 1999 were approximately $18.4 million, all of which are from entities domiciled outside the United States. These receivables represent approximately 26% of the total assets of the Company. As a consequence of the Company's October 1999 acquisition of Dandelion Distribution Ltd. ("Dandelion"), certain receivables resulting from sales made prior to the acquisition are now considered due from related parties for financial reporting purposes. In June 1999, the Company entered into a five year license agreement for certain territories including the UK of 20 made-for-television movies with Renown Pictures, Ltd., a UK company owned by Noel Cronin, formerly the owner of Dandelion. At December 31, 1999 the receivable due from Renown was approximately $2.2 million. Subsequent to December 31, 1999, the Company received payments of $1.5 million per the terms of the agreement. Noel Cronin is also a director of String of Pearls Plc. In September 1999, the Company entered into a 10 year license agreement for certain European territories including Germany, France and Italy, of 20 made-for-television movies with String of Pearls Plc. At December 31, 1999, the receivable due from String of Pearls Plc was approximately $5.0 million. Mr. Cronin has personally guaranteed the obligation to pay the license fee from String of Pearls to us. Subsequent to December 31, 1999, the Company received a payment of $2.0 million per the terms of agreement. We have established $831,000 as an allowance for doubtful accounts as of December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the German Offering we have a liquidity surplus of approximately $23.1 million at December 31, 1999. We define liquidity surplus as:

     - cash and cash equivalents plus accounts receivable (net), and the amount due from officer, less

     - accounts payable, accrued expenses and other liabilities, deferred taxes, deferred revenue, accrued participations, notes payable, line of credit and accrued interest.

     We continue to finance our operations from our own sales and production activities, equity financing, notes payables and lines of credit.

     On December 2, 1999, we completed the sale of 6,150,000 shares of our common stock, 150,000 shares of which were sold by and for the account of a selling shareholder, in the German Offering. The German Offering was underwritten by Gontard & MetallBank AG and a group of associated underwriters. The offering price was $6.21 per share. The net proceeds to us were approximately $31.5 million after deducting underwriting fees and estimated offering expenses. Approximately $9.4 million of the net proceeds has been used to repay all of our outstanding indebtedness.

     We are involved in a financing transaction with Imperial Bank with respect to "Call of the Wild" which we anticipate will close in the second quarter of 2000. Pursuant to that transaction, we will defer all of our distribution fees on "Call of the Wild" until Imperial Bank's loan has been repaid.

     We currently have a substantial liquidity surplus of approximately $23.1 million, however, as the entertainment industry is highly capital intensive we continue to pursue and work toward financing alternatives and search for additional capital. We also continue to explore a variety of other financial alternatives to increase our working capital, including obtaining a significant production line of credit with a commercial bank, or pursuing other types of debt or equity financing. No assurance can be given that such financing can ultimately be obtained or that it will be on reasonably attractive terms.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

     In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999.

Adoption of these pronouncements did not materially affect the financial statements.

Recent Pronouncements Effective Subsequent to 1999

     In October 1998, the Accounting Standards Board released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films." An entity that previously was subject to the requirements of SFAS No. 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome.

Item 7.  Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Team Communications Group, Inc.

     We have audited the consolidated balance sheet of Team Communications Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Team Communications Group, Inc. and subsidiaries at December 31, 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



/s/ STONEFIELD JOSEPHSON, INC.

STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 14, 2000

PART 1 - FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                         TEAM COMMUNICATIONS GROUP, INC.

ITEM 1-FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                                                                         1999
                                                                    ------------
                           ASSETS
Cash and cash equivalents                                          $ 21,088,700
Trade receivables, net of allowance for doubtful
  accounts of $831,000, including $7,260,000
  due from related parties                                           18,430,600
Television programming costs, net of accumulated
  amortization of $18,544,300                                        27,770,600
Due from officer                                                        170,400
Fixed assets, net                                                       595,700
Goodwill                                                              1,048,200
Prepaid and other assets                                                795,800
                                                                   ------------
       Total Assets                                                $ 69,900,000
                                                                   ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities           $  9,348,300
Deferred taxes                                                        2,405,100
Deferred revenue                                                        559,400
Accrued participations                                                3,771,500
Bank line of credit                                                     350,000
Notes payable                                                           153,800
Accrued interest                                                         32,100
                                                                    -----------
       Total Liabilities                                             16,620,200
                                                                    -----------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares authorized;
       no shares issued and outstanding                                    --
    Common stock, no par value; 40,000,000 shares authorized;
       12,895,509 issued and outstanding                                  1,000
    Paid in capital                                                  51,693,000
    Accumulated other comprehensive income                              (26,000)
    Retained earnings                                                 1,611,800
                                                                   ------------
       Total shareholders' equity                                    53,279,800
                                                                   ------------
       Total liabilities and shareholders' equity                  $ 69,900,000
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                 -------------------------------
                                                     1999              1998
                                                 ------------       ------------
Revenues, including $8,675,000 from
  related parties, see Note 6                    $ 24,062,000       $ 13,581,900
Cost of Revenues, including $2,170,000
  attributable to sales to related
  parties, see Note 6                              10,557,100          9,076,000
General and administrative expense                  8,316,300          3,274,000
                                                 ------------       ------------
Earnings from operations                            5,188,600          1,231,900
Interest expense                                      817,600            902,600
Interest income                                        96,000            202,900
                                                 ------------       ------------
Earnings before income taxes                        4,467,000            532,200
Provision for income taxes                          2,055,100             57,500
                                                 ------------       ------------
Earnings before extraordinary item                  2,411,900            474,700
Extraordinary loss from early
extinguishment of debt, net of tax                    620,700             69,500
                                                 ------------       ------------
Net Earnings                                     $  1,791,200       $    405,200
                                                 ============       ============

Basic earnings per common share

Earnings before extraordinary item               $       0.43       $       0.26
Extraordinary loss)                                     (0.11)             (0.04)
                                                 ------------       ------------
Net earnings per share - basic                   $       0.32       $       0.22
                                                 ============       ============

Weighted average number of shares
   outstanding - basic                              5,658,690          1,833,340
                                                 ============       ============

Diluted earnings per common share

Earnings before extraordinary item               $       0.41       $       0.20
Extraordinary loss)                                     (0.10)             (0.03)
                                                 ------------       ------------
Net earnings per share - diluted                 $       0.31       $       0.17
                                                 ============       ============
Weighted average number of shares
   outstanding - diluted                            5,928,229          2,434,017
                                                 ============       ============


   The accompanying notes are an integral part of these financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    YEAR ENDED
                                                                                    DECEMBER 31,
                                                                           -------------------------------
                                                                              1999                 1998
                                                                           ------------       ------------
OPERATING ACTIVITIES:
  Net income                                                               $  1,791,200       $    405,200
  Adjustments to reconcile net income to cash used
  for operating activities:
       Depreciation and amortization                                             28,900             12,600
       Amortization of television programming costs                          10,557,100          8,980,300
       Provision for doubtful accounts                                          662,100            664,000
       Additions to television programming costs                            (22,508,800)       (15,712,000)
       Extraordinary charge for early retirement of debt                        620,700             69,500
       Amortization of notes payable discount                                    41,100               --
       Stock and warrants issued in exchange for services                     1,554,400               --
  Changes in assets and liabilities, excluding effect of acquisition:
       (Increase) decrease in trade receivables                             (12,259,800)         1,340,100
       (Increase) decrease in prepaid and other assets                         (643,600)           495,300
       Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                                      6,146,700         (1,553,700)
       Increase (decrease) in deferred revenue                                   86,500           (102,100)
       Increase in accrued participations                                       745,700          2,041,000
       Decrease in accrued interest                                            (498,800)          (367,400)
  Foreign currency translation adjustment                                       (26,000)              --
                                                                           ------------       ------------
             Net cash used for operating activities                         (13,702,600)        (3,727,200)
                                                                           ------------       ------------
INVESTING ACTIVITIES:
      Purchase of fixed assets                                                 (173,200)              --
      Acquisition of Dandelion, net of cash acquired                         (2,021,700)              --
      (Increase) decrease in due from officer                                   (25,000)            50,100
                                                                           ------------       ------------
             Net cash (used for) provided by investing activities            (2,219,900)            50,100
                                                                           ------------       ------------
FINANCING ACTIVITIES:
      Proceeds from issuance of notes payable and warrants                   10,998,900          2,681,000
      Change in bank line of credit                                            (764,000)         1,114,000
      Principal payment on loan due to shareholder                             (500,000)          (240,000)
      Issuance of common stock                                               37,726,300          6,382,600
      Purchase of treasury stock                                                   --              (34,600)
      Sale treasury stock                                                        34,600               --
      Principal payment of notes payable                                    (11,512,300)        (5,372,600)
                                                                           ------------       ------------
             Net cash provided by financing activities                       35,983,500          4,530,400
                                                                           ------------       ------------
       Net change in cash                                                    20,061,000            853,300
       Cash at beginning of year                                              1,027,700            174,400
                                                                           ------------       ------------
       Cash at end of year                                                 $ 21,088,700       $  1,027,700
                                                                           ============       ============
Supplemental disclosure of cash flow information:
   Interest paid                                                           $    929,964       $  1,270,000
   Income taxes paid                                                       $     17,400       $     93,200


   The accompanying notes are an integral part of these financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                                               -----------------------
                                                                  1999          1998
                                                               ----------      -------
Issuance of shares in connection
    with the acquisition of Dandelion                          $2,500,000      $    --
Issuance of shares and warrants in connection
    with services provided to the Company                      $1,554,400      $ 58,000

Issuance of shares in connection with
    extinguishment of debt                                     $2,299,600      $458,000


   The accompanying notes are an integral part of these financial statements.

                         TEAM ENTERTAINMENT GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                   Common Stock                                      Accumulated
                                             ------------------------                                   Other       Retained
                                               Number                    Paid in      Treasury      Comprehensive   Earnings
                                             of Shares    Par Value      Capital        Stock           Loss        (Deficit)
                                             ---------   -----------   -----------   ------------   -------------  -----------
Balance at December 31, 1997                 1,131,344   $     1,000   $ 1,230,100   $   (34,600)   $      --      $   (584,600)

Net Income for the year
  ended December 31, 1997                         --            --            --            --             --          405,200

Issuance of shares in connection
  with the initial public offering           1,500,000          --       5,744,700          --             --             --

Issuance of shares in connection with
  the extinguishment of debt                   188,974          --         458,000          --             --             --

Purchase of Treasury Stock                     (17,000)         --            --         (34,600)          --             --

Issuance of debt with beneficial
  conversion feature                              --            --          66,100          --             --             --

Conversion of debt to equity                      --            --          50,000          --             --             --

Issuance of warrants for services                 --            --          58,000          --             --             --

Exercise of warrants                            12,817          --           5,800          --             --             --
                                             ---------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1998                 2,816,135   $     1,000   $ 7,612,700   $   (34,600)   $      --      $  (179,400)

Net Income for the year
  ended December 31, 1999                         --            --            --            --             --        1,791,200

Sale of Treasury Stock                          17,000          --            --          34,600           --             --

Issuance of common stock in
  connection with conversion of debt         1,219,974          --       2,299,600          --             --             --

Issuance of common stock for services          464,000          --       1,032,400          --             --             --

Issuance of warrants for services                 --            --         318,100          --             --             --

Issuance of warrants for debt                     --            --         443,500          --             --             --

Issuance of debt with beneficial
  conversion feature                              --            --         730,000          --             --             --

Issuance of common stock for
  Dandelion acquisition                        386,847          --       2,500,000          --             --             --

Issuance of common stock in
  the German Offering                        6,000,000          --      31,508,800          --             --             --

Private placement of common stock            1,188,334          --       4,255,200          --             --             --

Exercise of warrants                           763,219          --         788,800          --             --             --

Issuance of stock for legal settlements         40,000          --         203,900          --             --             --

Foreign currency translation adjustments          --            --            --            --        (26,000)            --
                                            ----------   -----------   -----------     --------     ---------      -----------
Balance at December 31, 1999                12,895,509   $     1,000   $51,693,000     $    --      $ (26,000)     $ 1,611,800
                                            ==========   ===========   ===========     ========     =========      ===========

   The accompanying notes are an integral part of these financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF THE COMPANY:

     Team Communications Group, Inc. (formerly known as DSL Entertainment Group, Inc.) and its wholly owned subsidiaries (collectively, the "Company") are primarily engaged in developing, producing, and distributing dramatic and reality-based television series, mini-series, animated series, programs, specials, and made-for-television movies for telecast, exhibition or distribution in the domestic and foreign television and home video markets. The Company's primary focus is on developing and producing family drama, children programming and reality-based programming for both domestic and international broadcast networks and cable channels such as Discovery's Animal Planet, The Travel Channel, The Learning Channel, The Showtime Networks, Fox Family Channel and The Discovery Channel.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying consolidated statements include the accounts of Team Communications Group, Inc. and subsidiaries. All significant intercompany transactions and accounts have been eliminated.

  Foreign Currency Translation

     The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are reported as other comprehensive income. Gains and losses from foreign currency transactions are included in net earnings.

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

     Sales to five major customers accounted for approximately 73% of the Company's total operating revenue for the year ended December 31, 1999.
Sales to four major customers accounted for approximately 69% of the Company's total operating revenue for the year ended December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. Adoption of this pronouncement did not materially affect the financial statements.

  Cash

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of interest-bearing securities with original maturities of less than 90 days.

     Included in cash and cash equivalents as of December 31, 1999 is an $860,000 certificate of deposit. This certificate of deposit is restricted as it secures the Company's revolving line of credit of $850,000 with Mercantile National Bank. In February 2000, the certificate of deposit matured and the revolving line of credit was retired.

  Television Program Costs

     Television program costs are valued at the lower of unamortized cost or net realizable value on an individual title basis. Television program costs represent those costs incurred in the development, production and distribution of television projects. These costs have been capitalized in accordance with SFAS No. 53. Amortization of television program costs is charged to expense and third-party participations are accrued using the individual film forecast method whereby expense is recognized in the proportion that current year revenues bear to an estimate of ultimate revenue. Such estimates of ultimate revenue are prepared and reviewed by management, and estimated losses, if any, are provided for in full. Development costs are reviewed by management and charged to expense when abandoned or, even if still being actively developed, if not set for principal photography within three years of initial development activity.

     During the year ended December 31, 1999, as the Company increased its activities related to film cost production, overhead was capitalized in accordance with SFAS No. 53 based upon estimates of production related activities as a percentage of anticipated film cost expenditures during 1999. Management reviews the overhead rate throughout the year and will adjust the overhead rate on a quarterly basis, if necessary. During the year ended December 31, 1999, overhead in the amount of approximately $1,740,700 was capitalized to film production costs.

  Fixed Assets

     Fixed assets include office furnishings, fixtures and equipment. Office furnishings, fixtures and equipment are depreciated over a useful life of five years. All depreciation expense is calculated using Modified Accelerated Cost Recovery System. Fixed assets are net of $56,600 in accumulated depreciation at December 31, 1999.

  Prepaid and Other Assets

     The balance represents security deposits, prepaid expenses and the unamortized portion of consulting agreements.

  Debt with Stock Purchase Warrants and Beneficial Conversion Features

     The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities and/or beneficial conversion features. Fair value of the debt element of the financial instrument is determined by discounting the future payments of principal and interest, based upon management's estimate of its borrowing rate for similar financial instruments of this risk (generally 15%), and the balance of the proceeds is accounted for as additional paid in capital. The resulting debt discount is amortized to expense over the term of the debt instrument, using the effective interest method. In the event of settlement of such debt in advance of the maturity date, a loss is recognized based upon the difference between the then carrying amount (i.e., face amount less unamortized discount) and amount of payment. When debt is redeemed or converted to share of common stock prior to maturity any remaining discount is expensed to Extraordinary loss from early extinguishments of debt.

  Unclassified Balance Sheet

     In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

  Financial Instruments

     The carrying amounts of financial instruments including cash and cash equivalents, short term accounts receivable, accounts payable, loans payable, and deferred revenue approximated fair value as of December 31, 1999, because of the relatively short maturity of these instruments. The carrying value of long term accounts receivable approximated fair value as of December 31, 1999, because the instruments are valued at the Company's effective borrowing rate.

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

  Concentration of Credit Risk

     Four customers represented approximately 85% of the trade receivable balance at December 31, 1999.

     Included in Accounts Receivable as of December 31, 1999, is $900,000 which is held as security by a third-party for certain programming rights acquired by the Company. Upon collection of this receivable the amounts will be placed in escrow and recorded as cash, although the cash will be restricted as to withdrawal.

  Net Earnings Per Common Share

     The Company computes net earnings per share following SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.

  New accounting pronouncements:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. Adoption of this pronouncement did not materially affect the financial statements.

Recent Pronouncements Effective Subsequent to 1999

     In October 1998, the Accounting Standards Board released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films." An entity that previously was subject to the requirements of SFAS No. 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome.

NOTE 3 - ACQUISITIONS

     Effective October 1, 1999, the Company completed its acquisition of Dandelion Distribution Ltd. (Dandelion). Aggregate consideration consisted of 386,847 shares of the Company's common stock for an equity value of $2.5 million and $2.5 million in cash.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the acquisition cost of $5.2 million (including transaction costs) has been allocated to the assets acquired and liabilities assumed based on estimates of their fair value. A total of $1.1 million, representing the excess of acquisition costs over the fair value of Dandelion's tangible net assets, has been allocated to goodwill and is being amortized over 20 years. The Company will continually evaluate the existence, if any, of goodwill impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Accumulated amortization was $16,300 at December 31, 1999.

     The Company's consolidated results of operations have incorporated Dandelion's activity from the effective date of the acquisition. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. This pro forma information does not purport to be indicative of future results or what would have occurred had the acquisition been made as of those dates.

Acquisition Pro Forma -- Dandelion

(in Thousands, except per share amounts)  (unaudited)
-------------------------------------------------------------------------------

                                                            1999             1998
                                                          ----------      -----------

Revenue                                                   $   26,270      $   16,872

Operating income                                               5,096           1,244

Income before extraordinary item                               2,279             234
Net income                                                     1,658             165

Basic EPS
 Income before extraordinary item per share                     0.38            0.11
 Net income per share                                           0.28            0.07

Diluted EPS
 Income before extraordinary item per share                     0.37            0.08
 Net income per share                                           0.27            0.06



NOTE 4 -- TELEVISION PROGRAM COSTS:

     Television program costs consist of the following:


 In process and development                                        $     480,900
 Released, less accumulated amortization                              27,289,600
                                                                   -------------

                                                                   $  27,770,500
                                                                  ==============


     Based on management's estimates of future gross revenue as of December 31, 1999, approximately 70% of the $27,289,600 in unamortized released television program costs will be amortized during the three years ending December 31, 2002 and 80% will be amortized during the five years ending December 31, 2004.

NOTE 5 -- INCOME TAXES:

     Deferred taxes result from temporary differences in the recognition of expense for tax and financial statement reporting purposes.

     A reconciliation of the difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income (loss) before income taxes are as follows for the periods ending:


                                                           DECEMBER 31,          DECEMBER 31,
                                                               1999                  1998
                                                           ------------          ------------
Statutory federal tax rate                                    35%                   34%
State income tax provision                                     6%                    3%
Benefits of operating loss carryforward                        -%                  (26%)
Non deductible expenses                                        2%                    -
Adjustment to net operating loss                               2%                    -
Other, net                                                     1%                    -
                                                           ------------          ----------
Effective tax rate                                            46%                   11%
                                                           ============          ==========

Earnings before taxes and provisions for income tax expense at December 31, 1999 and 1998 are:

                                  1999             1998
                                  ----             ----
Earnings before taxes          $4,467,000        $532,200
                               ----------        --------

Current federal income taxes      966,400          57,500
Foreign tax credits               (69,900)            -
Deferred federal income taxes     992,900             -
Current state income taxes        165,700             -
                               ----------        --------
       Total                   $2,055,100        $ 57,500
                               ==========        ========


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

     The components of the net deferred liability are as follows:

Deferred income tax assets:
Net operating loss carryforwards                             $   130,000
Deferred revenue                                                 229,400
Allowance for doubtful accounts                                  340,600
Other                                                            164,000
                                                             -----------
Total deferred income tax assets                                 864,000
                                                             -----------
Deferred income tax liabilities:
Film cost  basis difference                                   (3,269,100)
                                                             -----------
Total deferred income tax liabilities                         (3,269,100)
                                                             -----------
Net deferred income tax liabilities                          $(2,405,100)
                                                             ===========

NOTE 6 -- RELATED PARTY TRANSACTIONS:

     As a consequence of the Company's October 1999 acquisition of Dandelion, certain receivables resulting from sales made prior to the acquisition are now considered due from related parties for financial reporting purposes. In June 1999 the Company entered into a five year license agreement for certain territories including the UK of 20 made-for-television movies with Renown Pictures, Ltd., a UK company owned by Noel Cronin, formerly the owner of Dandelion. At December 31, 1999 the receivable due from Renown was $2,175,000. Subsequent to December 31, 1999, the Company received a payment of $1,450,000 per the terms of the agreement.

     Noel Cronin is also a director of String of Pearls Plc. In September 1999, the Company entered into a ten year license agreement for certain European territories including Germany, France and Italy, of 20 made-for-television movies with String of Pearls Plc. At December 31, 1999, the receivable due from String of Pearls Plc was $5,085,000. Mr. Cronin has personally guaranteed the obligation of String of Pearls Plc and pledged $1,875,000 in escrow, which is owed to him by the Company from the Company's acquisition of Dandelion. Subsequent to December 31, 1999, the Company has received payments of $2,000,000 per the terms of agreement.

     The due from officer balance of $170,400 at December 31, 1999, represents payments made by the Company on behalf of and short-term interest free loans made to the Chairman and CEO, less producer's fees earned by the Chairman and CEO for services on a Company production. In February 2000, the due from officer balance was repaid to the Company.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

     On October 24, 1999, the Company was served with a complaint from Beyond Entertainment, the licensee of Water Rats Seasons I & II. The complaint, which seeks an accounting and termination of the license agreement, seeks $3,000,000 in contractual damages and $6,000,000 for negligence and fraud. The Company believes the complaint to be totally without merit and intends to vigorously contest the matter.

     At this time, the outcome of any of the above matter cannot be determined by the Company with any certainty. The Company is subject to the above mentioned litigation and other various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The Company leases office space and certain office equipment. The total lease expense was $165,000 and $78,000 for the periods ended December 31, 1999 and December 31, 1998, respectively. The various operating leases to which the Company is presently subject require minimum lease payments for the years ending December 31, as follows:


2000.......................................................  $  400,800
2001.......................................................     412,700
2002.......................................................     424,500
2003.......................................................     436,300
2004.......................................................     448,200
Thereafter.................................................      52,500
                                                             ----------
Total......................................................  $2,175,000
                                                             ==========

NOTE 8 -- LINE OF CREDIT -- BANK

     On December 31, 1999, the Company had an $850,000 line of credit with its bank, secured by a certificate of deposit and certain receivables, which accrues interest on the outstanding balance at 1.75% over Mercantile Bank's certificate of deposit rate.

     As of December 31, 1999, the outstanding balance of the line credit was $350,000. In February 2000, this line of credit was paid off and retired.

NOTE 9 -- NOTE PAYABLE:

     Notes payable consists primarily of one note originated in March 1998 when the Company obtained a loan in the amount of $150,000 from Nick Kahla, which carries interest at 12% per annum and matured on March 16, 1999. As of December 31, 1999, there was accrued interest of $32,100. The note is secured by substantially all the assets of the Company. The Company is currently negotiating with Nick Kahala to pay off this note.

NOTE 10 -- GEOGRAPHIC INFORMATION:

     The Company operates in a single industry segment, the development, production and distribution of television programming. The Company's operations are conducted in the United States, UK and Germany.

     A summary of the Company's revenues by geographic area is presented below:

                         DECEMBER 31    DECEMBER 31
                            1999           1998
                       -------------   ------------
North America           $12,200,000    $ 9,844,500

Europe                   10,800,000           --

South America               700,000      1,351,800

Asia                        400,000      1,412,900

Australia and Africa           --          972,700
                        -----------    -----------
Total                   $24,100,000    $13,581,900
                        ===========    ===========


NOTE 11 -- STOCK OPTION PLANS:

     The Company has established a stock option plan for its employees, its non-employee directors and consultants (the "1999 Stock Option Plan").

     The 1999 Stock Option Plan allows for options (including Incentive Stock Options) to be granted to employees and consultants at fair market value at date of grant. These options may be immediately exercisable and expire over a period determined by the Stock Option Committee of the Board of Directors (the "Committee"). The Committee is comprised of two members of the Board of Directors. The 1999 Stock Option Plan has options available to grant based on 20% of the outstanding shares of common stock. The total number of options available to grant under this plan is 2,579,102 as of December 31, 1999.

          A summary of the Key Employee Plan as of and for the periods December 31, 1999 and December 31, 1998 is presented below:


                                                                                 WEIGHTED AVERAGE
KEY EMPLOYEE PLAN                                                SHARES           EXERCISED PRICE
-----------------                                              ----------         ---------------
Outstanding as of January 1, 1998                                 168,000              $3.46
     Granted                                                       54,000               3.12
     Exercised                                                        --                 --
     Forfeited/Expired                                                --                 --
                                                               ----------

Outstanding as of December 31, 1998                               222,000
                                                               -----------
     Granted                                                    1,567,500               5.06
     Exercised                                                    (33,010)              1.91
     Forfeited/Expired                                                 --                 --
                                                               ----------

Outstanding as of December 31, 1999                             1,756,490
                                                               ==========
Weighted-average fair value of options outstanding                  $4.90
                                                               ==========


     The following table summarizes information about options outstanding at December 31, 1999 and 1998:


                                               SHARES EXERCISABLE            SHARES EXERCISABLE
                                                 AT DECEMBER 31,              AT DECEMBER 31,
TOTAL SHARES         EXERCISE PRICE                   1999                          1998
------------         --------------            ------------------            ------------------
   20,000                $ 0.47                       20,000                           --
   49,990                $ 1.00                       49,990                       63,000
  100,000                $ 1.65                      100,000                       10,000
   30,000                $ 2.00                       30,000                           --
   30,000                $ 2.50                       30,000                       50,000
  865,000                $ 4.88                      865,000                           --
   99,000                $ 5.50                       99,000                       99,000
  422,500                $ 6.04                      271,563                           --
   50,000                $ 6.25                        6,250                           --
   90,000                $ 7.00                       11,250                           --
---------
1,756,490
=========


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

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of such pronouncement. The fair value for these options was estimated at the date of grant using the binomial option pricing model with the following weighted average assumptions: risk-free interest rate of 6.5%, no dividend yield, expected lives of two and a half years, and volatility of 1.26.

     Pro forma information regarding the effect on operations is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions:

Expected life (years)                  2.5 years
Risk-free interest rate                6.5%
Dividend yield                          -
Volatility                            1.26

     This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

     For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information for the year ended December 31, 1999 (not material in 1998) is as follows:

                                                  December 31,
                                                      1999
                                                  -------------
Net earnings, as reported                         $ 1,791,200
Proforma net loss                                 $(1,360,800)

Basic historical earnings per share               $      0.32
Proforma basic loss per share                     $     (0.24)

Diluted historical earnings per share             $      0.31
Proforma diluted loss per share                   $     (0.22)

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

     During 1999, the Company granted 85,000 warrants exercisable at $2.16, 200,000 warrants exercisable at $2.20, 340,000 warrants exercisable at $6.50 and 35,000 warrants exercisable at $7.61 to eight outside parties in connection with debt raised by the Company.

NOTE 12 - GERMAN OFFERING:

     In November 1999, the Company completed an equity offering on Germany's Neuer Markt of 6,000,000 shares of its common stock at approximately $6.21 per share, raising net proceeds of approximately $31.5 million.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     No change in, or disagreement with, our independent auditor occurred during the fiscal year ended December 31, 1999.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 1(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

     Our directors and executive officers, together with their respective ages and positions with us, are as follows:

           NAME              AGE                  POSITION
           ----              ---                  --------

Drew S. Levin..............  46    Chairman of the Board of Directors and
                                   Chief Executive Officer
Larry Friedricks...........  62    Co-President of Team International
Paula Fierman..............  51    Co-President of Team International
Timothy A. Hill............  33    Senior Vice President, Chief Financial Officer, Secretary
Eric Elias.................  45    Senior Vice President, Business and Legal Affairs
Declan O'Brien.............  34    Senior Vice President, Development
Jane Sparango..............  37    Senior Vice President, Development and Production
W. Russell Barry(1)(2).....  64    Director
Michael Solomon(1)(2)......  62    Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

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

     Michael J. Solomon has been a member of the Board of Directors since August 1998. Mr. Solomon has over 41 years experience in the entertainment business. In 1978, Mr. Solomon founded Telepictures Corp., serving as its Chairman of the Board and Chief Executive Officer. In 1985, Telepictures Corp. merged with Lorimar Inc., with Mr. Solomon being appointed as the combined companies' President. From 1989 to April 1994, Mr. Solomon was President of Warner Bros. International Television, heading up that company's sales and marketing to television, cable and satellite companies outside of the United States. For the past four years, Mr. Solomon has been Chairman and Chief Executive Officer of Solomon Broadcasting International, a television communications company which he formed in April 1994. In 1997, Mr. Solomon became the U.S. representative of Telefonica, Spain, in its new digital Pay TV, Pay-Per-View and Basic Cable Television System -- Via Digital. Mr. Solomon serves on the Boards of Directors of the International Council of the National Academy of Television Arts and Sciences and the New York University Stern School of Business.

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

     Larry Friedricks was hired to be a Co-President of a to be formed subsidiary of the Company, Team International. Before that, he has been a consultant to the Company since March 1998. Mr. Friedricks co-founded PAULAR Entertainment L.L.C. in July 1996, where he has served as consultant since such date. PAULAR specializes in sales and marketing, both domestically and internationally, to all forms of media. Before forming PAULAR Entertainment, Mr. Friedricks served as Executive Vice President with Jones Entertainment Group ("JEG"), a division of Jones Intercable, where he was responsible for overseeing world-wide marketing and distribution of their television product as well as locating outside investment opportunities. He also supervised co-productions with European partners. Mr. Friedricks was with the NASDAQ-traded Kushner-Locke Company from 1991 to 1995 as President of the newly formed sales division. Between 1982 and 1991, Mr. Friedricks was Executive Vice President of AMEX-traded Fries Entertainment. Mr. Friedricks is married to Ms. Fierman.

     Paula Fierman was hired to be the other Co-President of Team International. Before that, she has been a consultant to the Company since March 1998. From 1996 to November 1999, Ms. Fierman worked as a consultant with PAULAR Entertainment, specialized in sales and marketing, both domestically and internationally, to all forms of media. Before forming PAULAR Entertainment with Larry Friedricks, Ms. Fierman served as Senior Vice President International with Jones Entertainment Group ("JEG"), a division of Jones Intercable, where she was responsible for marketing campaigns, public relations and promotion, as well as direct sales of JEG television, home video and feature films worldwide. Prior to JEG, Ms. Fierman served as Senior Vice President International at Kushner-Locke. Between 1987 and 1991, Ms. Fierman was Senior Vice President International at Fries Entertainment. Ms. Fierman is married to Mr. Friedricks.

     Timothy A. Hill has been Senior Vice President, Chief Financial Officer and Secretary since August 18, 1998. Prior to joining the Company, Mr. Hill served as Controller for Spelling Films, Inc. From 1994 to 1996, Mr. Hill was a Manager for Price Waterhouse LLP, where he worked with entertainment, media and communications clients. From 1989 to 1994, he was Manager with Arthur Andersen LLP. Mr. Hill is a certified public accountant. He received a Bachelor's of Science Degree in Accounting from Pepperdine University. Mr. Hill is a member of the American Film Market Association, where he serves as Chairman of the Finance Committee.

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

     Declan O'Brien has been Senior Vice President, Development since April 13, 1998. For 5 years prior to joining us, Mr. O'Brien worked for several television and motion picture companies affiliated with The Walt Disney Company Studios. From 1996 to 1998, Mr. O'Brien served as Director of Development at Goldenring Productions. Prior to 1996, he was involved in production at Touchstone Pictures. Mr. O'Brien holds a Bachelor of Arts degree from California State University, Pomona, where he was graduated with honors.

     Jane Sparango is Senior Vice President of Development and Production. Ms. Sparango, who joined the Company in December 1998, manages the acquisition, development and production of our reality-based and light entertainment television series. In her seventeen-year career in broadcasting, Ms. Sparango has produced over 550 hours of television. Before joining the Company, Ms. Sparango was a producer on "Unsolved Mysteries" for CBS Television and Cosgrove/Muerer Productions. Prior to that, Ms. Sparango produced "Zooventure", a children's game show for the Discovery Network and Pearson/All American Television. In 1988 she was appointed coordinating producer on the news magazine program "Inside Edition" for King World Productions. Ms. Sparango worked on the hit series "Lifestyles of the Rich and Famous" for over ten years at Television Program Enterprises (TPE) in New York and was named producer in February 1990 -- a position she also held on another spin-off show -- "Runaway with the Rich and Famous".

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely on a review of Forms 3 and 4 furnished to us since January 1, 1999, Drew S. Levin, Timothy A. Hill, Eric Elias, Larry Friedricks, Paula Fierman and Stuart Gruca, have filed all Forms 3 or Form 4, although such filings were not made on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to us for the fiscal years ended December 31, 1999, 1998 and 1997 by our Chief Executive Officer and certain executive officers (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

TO BE UPDATED

                                                                        LONG-TERM
                                                                       COMPENSATION
                                                                       ------------
                                                  ANNUAL COMPENSATION   SECURITIES
                                                  -------------------   UNDERLYING        ALL OTHER
     NAME AND PRINCIPAL POSITION(1)       YEAR     SALARY      BONUS      OPTIONS        COMPENSATION
     ------------------------------       ----    --------    --------    -------        ------------

Drew S. Levin                             1999    $463,326    $585,025(1)  1,115,000   $  14,250
Chairman of the Board                     1998    $220,000    $145,000        85,000      $  13,400
  and Chief Executive Officer             1997    $220,000    $145,000


Jonathan D. Shapiro(2)
  Former President and                    1999    $220,000    $262,500        90,000      $   2,111
  Chief Operating Officer                 1998                                            $  37,500

Timothy A. Hill
  Senior Vice President and               1999    $127,630    $ 85,000        40,000      $   4,200
  Chief Financial Officer                 1998    $ 37,593                    10,000      $   1,400

Eric Elias
  Senior Vice President                   1999    $ 17,288    $ 25,000        50,000      $ 139,034
  Business and Legal Affairs              1998                                12,500      $ 170,000
                                          1997                                            $ 125,000

Jane Sparango
  Senior Vice President                   1999    $103,577    $ 15,000
  Development Reality Programming         1998    $ 13,077

Declan O'Brien
  Senior Vice President,                  1999    $102,788    $ 15,000
  Development Fictional Programming       1998    $ 57,307

(1) Approximately $335,000 of Mr. Levin's bonus will be paid in year 2000 in respect of services performed in 1999.

(2) Mr. Shapiro resigned effective January 14, 2000.

STOCK OPTION GRANT TABLE

     Set forth below is information with respect to grants of stock options during the fiscal year ended December 31, 1999, to the Named Executive Officers. All such options were granted with an exercise price equal to the market value of the underlying Common Stock on the date of the grant. Stock appreciation rights are not available under the Company's 1999 Stock Option Plan.

                             OPTION GRANTS IN 1999

                         Individual Grants
                  -----------------------------
                     Number of    % of Total
                    Securities  Options Granted
                    Underlying    to Employees   Exercise        Expiration
Named Officers        Options    in Fiscal Year    Price            Date
--------------        --------   --------------  ---------   ------------------
Drew S. Levin          250,000        15.95%      $ 6.04    September 27, 2004
Drew S. Levin          865,000        55.18%      $ 4.88    December 2, 2004
Jonathan D. Shapiro     90,000         5.74%      $ 1.65    January 1, 2004
Timothy A. Hill         40,000         2.55%      $ 6.04    September 27, 2004
Eric Elias              50,000         3.19%      $ 6.25    September 27, 2004

STOCK OPTION EXERCISES AND YEAR-END HOLDINGS

The following table contains certain information pertaining to stock options
(i) exercised during the fiscal year ended December 31, 1999 and (ii) held as of December 31, 1999 by the Named Executive Officers. The Company has no long-term incentive compensation plans pursuant to which stock appreciation rights may be awarded.

AGGREGATED OPTION EXERCISES IN 1999 AND FISCAL YEAR END OPTION VALUES

                                                  Number of Unexercised         Value of Unexercised
                                                       Options at                    Options at
                       Shares                       December 31, 1999             December 31, 1999(1)
                      Acquired       Value      ---------------------------   ---------------------------
Named Officers       On Exercise    Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
--------------       -----------    --------    -----------   -------------   -----------   -------------

Drew S. Levin             -            -          1,200,000          -           $    -        $   -
Jonathan D. Shapiro       -            -             90,000          -           $267,750      $   -
Timothy A. Hill           -            -             18,000        32,000        $ 29,750      $   -
Eric Elias                -            -             62,500          -           $    -        $   -

--------------
(1) The closing price of our common stock on December 31, 1999 was $4.625.

DIRECTOR COMPENSATION

     Under the 1999 Stock Option, Deferred Stock and Restricted Stock Plan, Mr. Solomon and Mr. Barry, who are non-employee directors, each received an option to purchase 30,000 shares of our common stock at the then effective exercise price of $2.50 per share and $2.00 per share, respectively. Mr. Solomon received his option in 1998 and Mr. Barry in 1999. Non-employee directors received no other compensation from the Company in fiscal year 1999. On February 18, 2000, the Board of Directors approved issuing to all newly elected non-employee directors, an option to purchase 30,000 shares of our common stock, to vest ratably over the first year of service. The Board of Directors also approved issuing to all incumbent non-employee directors, an annual option grant of 10,000 shares, to vest ratably over that year of service.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL AGREEMENTS

     Drew Levin. The Board of Directors approved, as of October 8, 1999, which was subsequently amended as of October 29, 1999 and February 15, 2000, a new 5 year employment agreement with Mr. Levin (the "Levin Agreement") providing for his services as Chairman of the Board of Directors and Chief Executive Officer. The Levin Agreement, which is effective as of August 1, 1999, provides for the payment to Mr. Levin of a base salary of $550,000 per year, with annual increases of 4% on each anniversary date of the Levin Agreement (the "Annual Salary"). Mr. Levin is to receive a one time bonus of $250,000, $100,000 of which was paid to him on October 29, 1999, the remaining $150,000 was paid in January, 2000. Mr. Levin has also repaid the outstanding loans he had from the Company with his proceeds as a selling shareholder in the German Offering in February 2000. Mr. Levin will also receive an annual bonus calculated for each fiscal year at 7.5% of net pre-tax earnings. Mr. Levin has received options to purchase an aggregate of 1,865,000 shares of our common stock pursuant to the 1999 Stock Option, Deferred Stock and Restricted Stock Plan. 250,000 of such options were granted as of the date of the Levin Agreement, vesting as of that date and are exercisable at $6.063 per share (the closing bid price of our common stock on September 24, 1999, the last business date preceding the date the Board of Directors initially considered Mr. Levin's employment agreement). 865,000 of such options were granted on the date the German Offering closed, December 2, 1999, vesting at the time of grant and are exercisable at $4.88 per share. All options being granted to Mr. Levin have a 5 year term. Mr. Levin shall also receive a monthly car allowance of $1,500.

     The Levin Agreement also provides that if Mr. Levin dies or becomes unable to perform his duties, functions and responsibilities for a period of 3 consecutive months or shorter periods aggregating 4 months within any 12 month period, the Company may terminate Mr. Levin, in which case Mr. Levin or his beneficiary shall be entitled to receive all of Mr. Levin's base salary, accrued share of bonus for that fiscal year and thereafter for an additional one year period. If the Company were to terminate Mr. Levin without cause, Mr. Levin would be entitled to receive (i) a lump sum payment equal to the Annual Salary, as well as unpaid vacation pay, unreimbursed business expenses and any other monies payable to Mr. Levin under any employee benefit plan; (ii) the right to obtain a transfer of any life insurance policy existing for the benefit of Mr. Levin; and (iii) 120% of the balance of the Annual Salary payable through the end of term of the Levin Agreement, as due and scheduled under the Levin Agreement as if Mr. Levin had not been terminated. If Mr. Levin is terminated for cause, as defined in the Levin Agreement, Mr. Levin shall be entitled to receive the amount of his Annual Salary accrued up to the date of termination, his accrued bonus for that fiscal year, if any, and all fringe benefits which have accrued up till that date.

     The Levin Agreement was amended on February 17, 2000 to provide for the grant to Mr. Levin of an additional 750,000 stock options, which are exercisable at a price of $5.00, per share, and the inclusion of a performance bonus pursuant to which Mr. Levin will receive a cash bonus equal to 10% of the value between the market capitalization as of such date, and the market capitalization as of the date any transaction is entered into resulting in a sale of all or substantially all of the Company.

     Larry Friedricks. We have entered into an employment agreement with Larry Friedricks (the "Friedricks Agreement") to serve as Co-President of Team International, a to be formed wholly owned subsidiary of the Company dated as of November 1, 1999. The term of the Friedricks Agreement is for 3 years, commencing on November 15, 1999 and ending on December 31, 2002, subject to Mr. Friedricks' right to terminate his employment upon 60 days prior written notice should Mr. Drew Levin no longer be the Company's Chairman of the Board and Chief Executive Officer. Mr. Friedricks is to be paid an annual salary of $220,000, with 4 percent increases on each anniversary date of the Friedricks Agreement. Mr. Friedricks shall be eligible to participate in all bonus and profit sharing plans adopted by the Company. Mr. Friedricks is to be granted 60,000 stock options at an exercise price equal to the average of the bid and asking price of the Company's common stock on the date immediately preceding the date of the Friedricks Agreement, $6.04 per share. The options vest as follows: 20,000 after the end of the first year of employment; 20,000 after the end of the second year of employment; and 20,000 after the end of the third year of employment. All options expire 90 days after the termination of Mr. Friedricks' employment with the Company.

     Paula Fierman. We have entered into an employment agreement with Paula Fierman (the "Fierman Agreement") to serve as Co-President of Team International, a to be formed wholly owned subsidiary of the Company dated as of November 15, 1999. The term of the Fierman Agreement is for 3 years, commencing on November 15, 1999 and ending on December 31, 2002, subject to Ms. Fierman's right to terminate her employment upon 60 days prior written notice should Mr. Drew Levin no longer be the Company's Chairman of the Board and Chief Executive Officer. Ms. Fierman is to be paid an annual salary of $180,000, with 4 percent increases on each anniversary date of the Fierman Agreement. Ms. Fierman shall be eligible to participate in all bonus and profit sharing plans adopted by the Company. Ms. Fierman is to be granted 30,000 stock options at an exercise price equal to the average of the bid and asking price of the Company's common stock on the date immediately preceding the date of the Fierman Agreement, $6.04 per share. The options vest as follows: 10,000 after the end of the first year of employment; 10,000 after the end of the second year of employment; and 10,000 after the end of the third year of employment. All options expire 90 days after the termination of Ms. Fierman's employment with the Company.

     Timothy A. Hill. We have entered into an employment agreement with Timothy
A. Hill (the "Hill Agreement") providing for his services as Senior Vice President/Chief Financial Officer effective August 17, 1999. The term of the Hill Agreement is for 2 years. Mr. Hill is to be paid a salary of $150,000 for the first year and $175,000 for the second year. Mr. Hill shall be entitled to a minimum annual bonus of $15,000. Mr. Hill is to be granted 40,000 stock options at the exercise price equal to the price of our common stock on the grant date, to vest equally on a monthly basis over the term of the Hill Agreement, $6.04 per share.

     Jane Sparango. We have entered into an employment agreement with Jane Sparango (the "Sparango Agreement") to serve as Vice President of Development and Production. The initial term of the Sparango Agreement was for 1 year, which began on November 9, 1998, and was extended for an additional 1 year period. Ms. Sparango's salary for the period November 9, 1998 to February 12, 1999, was $85,000. Her salary for the period February 13, 1999, through the end of the term shall be at the rate of $100,000 per year. Ms. Sparango shall also be eligible for discretionary stock option grants. On February 23, 2000, the Board of Directors approved the issuance to Ms. Sparango of an option to purchase 20,000 shares of common stock at an exercise price of $6.125. The options vest ratably over a 2 year period and have a 5 year term. Ms. Sparango is also entitled to additional compensation in the form of episodic bonuses for projects she produces.

     Declan O'Brien. We have entered into an employment agreement with Declan O'Brien (the "O'Brien Agreement") to serve as Senior Vice President,
Development and Production. The term of the O'Brien Agreement is for 3 years, commencing on January 1, 2000 and ending on December 31, 2002. Mr. O'Brien is to be paid a base salary of $150,000 for year 1, and $165,000 for years 2 and 3.
In addition to his base salary, Mr. O'Brien shall be paid an annual bonus of not less than $25,000. Mr. O'Brien shall also receive an option to purchase 30,000 shares of common stock, 10,000 of which shall vest each year on a monthly basis. The options have a term of 5 years and are exercisable at $6.125 per share.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


                                                     SHARES OF COMMON
                                                 STOCK BENEFICIALLY OWNED
                                                 ------------------------
NAME                                              NUMBER       PERCENTAGE
----                                             ---------     ----------
OFFICERS AND DIRECTORS:
Drew S. Levin(3)                                 2,400,123       15.3%
Michael J. Solomon(4)                               50,000          *
W. Russell Barry(5)                                 30,000          *
Jonathan D. Shapiro(6)                              90,000          *
Eric Elias(7)                                       62,500          *
Timothy Hill(8)                                     18,000          *
Jane Sparango(9)                                       833          *
Declan O'Brien(10)                                   2,083          *
All Officers and Directors (8 persons)           3,105,200       19.4%

 * Less than 1% of the outstanding shares of Common Stock.

(1) Unless otherwise indicated, the address of each listed stockholder is c/o Team Communications, Inc., 11818 Wilshire Boulevard, 2nd Floor, Los Angeles, California 90025.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after November 10, 1999, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

    The number and percentage of shares beneficially owned are based on the aggregate of 13,743,701 shares of Common Stock outstanding as of March 31, 2000.

(3) Includes options to purchase 85,000 shares of common stock at an exercise price of $5.50 per share, options to purchase 250,000 shares of common stock at an exercise price of $6.063 per share, and options to purchase 865,000 shares of common stock at an exercise price $4.88 per share. Also, includes options to purchase 750,000 shares of common stock at an exercise price of $5.00 per share, which were granted to Mr. Levin on February 17, 2000.

 (4) Includes an option to purchase 30,000 shares of common stock at an exercise price of $2.50 per share.

 (5) Includes an option to purchase 30,000 shares of common stock at an exercise price of $2.00 per share.

 (6) Includes an option to purchase 90,000 shares of common stock at an exercise price of $1.625 per share.

 (7) Includes an option to purchase 12,500 shares of common stock at $5.50 per share and an option to purchase 50,000 shares of common stock at $6.25 per share.

 (8) Includes an option to purchase 10,000 shares of common stock at $1.65 per share and an option to purchase 8,000 shares of common stock at $6.04 per share. Does not include an option to purchase 32,000 of common stock at an exercise price of $6.04 per share, none of which have yet vested.

 (9) Includes an option to purchase 833 shares of common stock at an exercise price of $6.125 per share. Does not include an option to purchase 19,167 shares of common stock at an exercise price of $6.125 per share, none of which have yet vested.

(10) Includes an option to purchase 1,250 shares of common stock at an exercise price of $5.50 per share and an option to purchase 833 shares of common stock at an exercise price of $6.125 per share. Does not include an option to purchase 29,167 shares of common stock at an exercise price of $6.125 per share, none of which have yet vested.

Item 12.  Certain Relationships and Related Transactions

     Short Term Borrowings by Mr. Levin. The Company as of December 31, 1999, had due from officer a balance of $170,400, representing short-term interest free loans made by the Company to Mr. Levin, less producer's fees earned for services on a Company production. Borrowings by any officer of the Company require the approval of a majority of the disinterested members of the Board. There is no interest being charged on the amount Mr. Levin owed the Company and there was no interest accruing on the producer fees previously owed by the Company to Mr. Levin. Mr. Levin repaid the outstanding balance with his receipt of the proceeds of the sale of his common stock offered pursuant to the German offering, in February 2000.

     Mr. Levin has pledged 375,123 shares of the Company's common stock which he owns to Gontard & MetallBank AG, the lead underwriter of the German Offering, as collateral for a 1 year loan in the amount of $1,800,000, which loan bears interest at 10% per year.

     Transactions With Eric Elias. Mr. Elias, who serves as Senior Vice President, Business and Legal Affairs, is paid through his private law firm.
In 1999 Mr. Elias received approximately $139,034, including expense reimbursements, for such legal services. On June 30, 1997, Mr. Elias was granted an option to purchase 12,500 shares of common stock at the Company's initial public offering price of $5.50 per share. On October 8, 1999, Mr. Elias was granted an option to purchase an additional 50,000 shares of our common stock, exercisable at $6.25 per share. Mr. Elias' option has a 5 year term and is fully vested.

     Transactions With Renown Pictures, Ltd.; Transactions with Noel Cronin. As of April 2, 2000, the Company was owed $725,000 in respect of a receivable from Renown Pictures, Ltd., a United Kingdom corporation ("Renown"), pursuant to the acquisition of a five year license for 20 movies-of-the-week. Prior to such date, $2,575,000 had been paid by Renown. Renown is owned by Noel Cronin, formerly the owner of 100% of the stock of Dandelion Distribution Ltd, which was acquired by us in October 1999. Mr. Cronin currently owns 386,847 shares of the Company's common stock (approximately 3%). So as to avoid any conflicts, Mr. Cronin has assigned the rights to the programming and the obligation to pay the balance of the receivable to Doljac Television Limited. Mr. Cronin, on behalf of the Company, has retained the right to act as a subdistributor of the product acquired by Renown.

     In effectuating the acquisition of the 20 movies-of-the-week, Renown acted on behalf of a group of investors (the "Investors") who treated the transaction as a sale-leaseback through Renown, thus entitling them to certain tax deductions under UK law. The Investors have confirmed that they will complete all additional funding with Doljac so as to complete the acquisition.

     Noel Cronin is also a director of String of Pearls Plc. In September 1999, the Company entered into a 10 year license agreement for certain European territories including Germany, France and Italy, of 20 made-for-television movies with String of Pearls Plc. At December 31, 1999, the receivable due from String of Pearls Plc was $5,085,000. Mr. Cronin has personally guaranteed the obligation to pay the license fee from String of Pearls Plc to us. Since December 31, 1999, the Company received payments of $2,000,000 per the terms of the agreement.

     In August 1999, the Company acquired the "Victory 1" library from DD Video for $3,400,000. Mr. Cronin sold DD Video to its current owners in April 1998. Mr. Cronin is a director of DD Video, although he received no compensation, either directly or indirectly, in respect of this action.

     Transactions with Gontard & MetallBank. Gontard & MetallBank, the underwriter of the German Offering, owns 500,000 shares of our outstanding common stock. This represents 4% of our outstanding stock. These shares were purchased at a price of $4.00, a discount of approximately $2.00 per share from the then current market price. In connection with the German Offering, Gontard & MetallBank received commissions and fees, including the reallowance for members of the underwriting syndicate, of 10%.

     Gontard & MetallBank has loaned Mr. Drew Levin $1,800,000 for a period of 1 year. The loan bears interest at 10% per year and is collateralized by a pledge by Mr. Levin of 365,123 of the Company's common stock that he owns.

     We believe that the foregoing transactions were on terms no less favorable to us than those available from unaffiliated parties. It is our current policy that all transactions with officers, directors, 5% shareholders and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested independent directors, and on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

Item 13.  Exhibits and Reports on Form 8-K

(a)(1) Financial Statements are included in Item 7, Part II of this report.

(a)(2) Exhibits: The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this annual report.

(b) Reports on Form 8-K

     During the quarter ended December 31, 1999, the Company filed a Current Report on Form 8-K, as follows: Date of Event: October 18, 1999, wherein the Company reported the acquisition of Dandelion Distribution Ltd. Such Current Report on Form 8-K is incorporated herein by this reference.

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


                   /s/ DREW S. LEVIN                     Date: April 14, 1999
                   --------------------------------
                   Drew S. Levin
                   Chairman of the Board of
                   Directors and Chief Executive
                   Officer


                   /s/ MICHAEL JAY SOLOMON               Date: April 14, 2000
                   --------------------------------
                   Michael Jay Solomon
                   Director


                   /s/ W. RUSSELL BARRY                  Date: April 14, 2000
                   --------------------------------
                   W. Russell Barry
                   Director


                   /s/ TIMOTHY A. HILL                   Date: April 14, 2000
                   --------------------------------
                   Timothy A. Hill
                   Senior Vice President and
                   Chief Financial Officer
                   Secretary

                                 EXHIBIT INDEX

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                            DESCRIPTION                               PAGE
    -------                           -----------                           ------------
      3.1     Amended and Restated Articles of Incorporation, as
              amended(9)
      3.2     By-laws of the Company(1)
      4.1     Form of Warrant Agreement March 1996(1)
      4.2     Form of Warrant Agreement May 1996(1)
      4.3     Form of Warrant Agreement February 1997(1)
      4.4     Gontard & MetallBank AG Promissory Note, dated as of
              September 29, 1999(9)
      4.11    Agreements re LoCoMoTioN Financing with South Ferry #2,
              L.P.(1)
      4.14    Form of Financial Advisory Agreement between National
              Securities Corporation and the Company(1)
      4.15    Specimen Certificate(1)
      4.16    Form of National Securities Corporation's Warrant(1)
      4.18    Form of Promissory Notes(1)
      4.19    Securities Purchase Agreement between the Company and
              Austinvest Anstalt Balzers; Esquire Trade & Finance Inc.;
              Amro International, S.A. and Nesher Inc., dated as of March
              19, 1999(3)
      4.20    Form of Debenture re: Austinvest Anstalt Balzers, dated as of March 19, 1999(3)
      4.21    Form of Warrant re: Austinvest Anstalt Balzers, dated as of
              March 19, 1999(3)
      4.22    Form of Registration Rights Agreement between the Company
              and Austinvest Anstalt Balzers; Esquire Trade & Finance
              Inc.; Amro International, S.A. and Nesher Inc., dated as of
              March 19, 1999(3)
      4.23    Amendment to Securities Purchase Agreement with Austinvest
              Anstalt Balzers; Esquire Trade & Finance Inc.; Amro
              International, S.A. and Nesher Inc., dated June 28, 1999
              (amends 4.19)(6)
      4.24    Securities Purchase Agreement between the Company and VMR
              Luxembourg, S.A., dated as of February 25, 1999(6)
      4.25    VMR Debenture, dated as of February 25, 1999(6)
      4.26    VMR Warrant, dated as of February 25, 1999(6)
      4.27    VMR Registration Rights Agreement, dated as of February 25,
              1999(6)
      4.28    Securities Purchase Agreement between the Company and VMR
              Luxembourg S.A., dated July 26, 1999(6)
      4.29    VMR Debenture, dated as of July 26, 1999(6)
      4.30    VMR Security Agreement, dated as of July 26, 1999(6)
      4.31    VMR Registration Rights Agreement, dated as of July 26,
              1999(6)
      4.32    Securities Purchase Agreement between the Company and Hudson
              Investors LLC, dated as of August 5, 1999(6)
      4.33    Hudson Investors LLC Registration Rights Agreement, dated as of August 5, 1999(6)
      4.34    Hudson Investors LLC Debenture, dated as of August 5,
              1999(6)
      4.35    Hudson Investors LLC Warrant, dated as of August 5, 1999(6)

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                            DESCRIPTION                               PAGE
    -------                           -----------                           ------------
      4.36    1999 Stock Option, Deferred Stock and Restricted Stock
              Plan(7)
      4.37    Amendment No. 1 to VMR Securities Purchase Agreement dated as of October 6, 1999, amending the February 25, 1999
              Securities Purchase Agreement(10)
     10.1     Agreement with Mel Giniger(1)
     10.2     Agreement with Beyond Distribution PTY. Limited(1)
     10.3     Interpublic Group of Companies Contract(1)
     10.4     Employment Agreement, dated as of August 1, 1999, between
              the Company and Drew Levin as amended as of October 29,
              1999, as further amended as of February 15, 2000(11)
     10.6     Agreement with Alliance Production Ltd. re Total Recall(1)
     10.7     Interpublic -- Team Co-financing Agreement(1)
     10.8     Miramax Term Sheet(1)
     10.9     Agreement with Leucadia Film Corp.(1)
     10.10    Agreement with DD Video, dated August 2, 1999(9)
     10.11    Dandelion Distribution Ltd., Share Purchase Agreement dated as of October 1, 1999(9)
     10.13    Employment Agreement, dated as of October 1, 1999, between
              Dandelion Distribution Ltd., and Noel Cronin(9)
     10.14    Employment Agreement, dated as of October 11, 1999, between
              Dandelion Distribution Ltd., and John Clutton(9)
     10.16    Agreement between the Company and Gontard & MetallBank AG
              re: secondary listing and public offering of the Company's common stock in Germany(9)
     10.18    Employment Agreement, dated as of August 17, 1999 between
              the Company and Timothy A. Hill(8)
     10.21    Investment Banking Agreement by and between the Company and
              Glen Michael Financial(8)
     10.22    Consulting Agreement, dated November 17, 1999 between the
              Company, Investor Relations Services, Inc., and Infusion
              Capital Investment Corporation(8)
     10.23    Agreement with Film Libraries, Inc. dated June 25, 1999 and
              Agreement with Film Brokers, Inc., dated June 25, 1999, re:
              commission for purchase(6)
     10.24    Agreement with Renown Pictures, Ltd., dated as of June 28,
              1999(6)
     10.25    Financial Consulting Agreement, dated March 15, 1999,
              between the Company and Century City Securities, Inc., and
              Letter from Company dated July 29, 1999 re: payment under
              Financial Consulting Agreement(8)
     10.26    Form of Consultants' Warrant for Ralph Olson, Investor
              Resource Services, Inc., Aurora Holdings, Inc., Affiliated
              Services, Inc., Amber Capital, Inc., and Hedblom Partners,
              Ltd.(8)

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                            DESCRIPTION                               PAGE
    -------                           -----------                           ------------
     10.27    Consulting Agreement, dated May 3, 1999 between the Company and Marathon Consulting Corporation(8)
     10.28    Employment Agreement dated as of November 15, 1999, between the Company and Paula Fierman(9)
     10.29    Employment Agreement dated as of November 1, 1999, between the Company and Larry Friedricks(9)
     10.30    Lease between the Company and The Marcel George Family Trust of September 2, 1982, dated November 3, 1999(9)
     10.31    License Agreement with String of Pearls Plc, dated as of
              September 10, 1999(9)
     10.32    Employment Agreement dated October 29, 1998, between the Company and Jane Sparango(11)
     10.33    Employment Agreement dated as of January 1, 2000, between the
              Company and Declan O'Brien(11)
     21       Subsidiaries of the Registrant(9)
     27       Financial Data Schedule(11)

---------------
 (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file No. 333-26307, effective July 29, 1998.

 (2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 29, 1999.

 (3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 1999.

 (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB dated April 15, 1999.

 (5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 8, 1999.

 (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QB dated August 19, 1999.

 (7) Incorporated by reference to the Registrant's Definitive Proxy Statement on Form 14A dated May 28, 1999.

 (8) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-83217, effective August 27, 1999.

 (9) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-89323, effective November 23, 1999.

(10) Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-91283, effective December 8, 1999.

(11) Filed herewith.