Form 10QSB
period 2000-03-31
TEAM COMMUNICATIONS GROUP INC
filed 2000-05-22
CIK 1035700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-6739

                         TEAM COMMUNICATIONS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     CALIFORNIA                       95-4519215
           -------------------------------        ----------------
           (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                      11818 WILSHIRE BOULEVARD, SUITE 200
                          LOS ANGELES, CALIFORNIA 90025

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 312-4400

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       On May 12, 1999, the registrant had outstanding 14,026,339 shares of Common Stock, no par value.

                         TEAM COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                                March 31
                                                                                  2000
                                                                              ------------
Cash and cash equivalents                                                     $ 22,456,700
Trade receivables, less allowance for doubtful accounts of $831,000             12,692,500
Television programming costs, less accumulated amortization of $23,972,300      37,617,300
Fixed assets, net                                                                1,971,700
Goodwill                                                                         1,044,500
Other assets                                                                     1,239,600
                                                                              ------------
           Total Assets                                                         77,022,300

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                      $  5,411,000
Deferred taxes                                                                   2,615,400
Deferred revenue                                                                   189,000
Accrued participations                                                           3,771,500
Line of credit                                                                   7,422,200
Notes payable                                                                      189,900
Accrued interest                                                                    32,100
                                                                              ------------
           Total Liabilities                                                    19,631,100
                                                                              ------------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value; 2,000,000 shares authorized; no shares
      issued and outstanding                                                            --
      Common stock, no par value; 50,000,000 shares authorized; 13,831,541
      issued and outstanding                                                         1,000
      Paid in capital                                                           55,492,800
      Accumulated other comprehensive income                                       (68,400)
      Retained earnings                                                          1,965,800
                                                                              ------------
           Total shareholders' equity                                           57,391,200
                                                                              ------------
           Total liabilities and shareholders' equity                         $ 77,022,300
                                                                              ============


The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                         FOR THE 3 MONTHS  FOR THE 3 MONTHS
                                              ENDED             ENDED
                                          MARCH 31, 2000    MARCH 31, 1999
                                         ----------------  ----------------
 Revenues                                  $   6,566,300     $   3,502,000
 Cost of Revenues                              5,428,000         2,561,200
 General and administrative expense              725,400           385,600
                                           -------------     -------------

Earnings from operations                         412,900           555,200
 Interest expense                                 24,600           151,300
 Interest income                                 211,200            31,900
                                           -------------     -------------

 Earnings before income taxes                    599,900           435,800
 Provision for income taxes                      245,900            87,000
                                           -------------     -------------

 Net earnings                              $     354,000     $     348,800
                                           =============     =============


 Basic earnings per common share           $        0.03     $        0.11
                                           =============     =============

 Weighted average number of shares
      outstanding basic                       13,363,525         3,149,468
                                           =============     =============


Diluted earnings per share                 $        0.02     $        0.09
                                           =============     =============

 Weighted average number of shares
      outstanding diluted                     16,647,288         3,835,335
                                           =============     =============



The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                              FOR THE 3 MONTH    FOR THE 3 MONTH
                                                                  ENDED              ENDED
                                                              MARCH 31, 2000     MARCH 31, 1999
                                                              ----------------------------------
OPERATING ACTIVITIES:
      Net income                                               $    354,000         $   348,900
       Adjustments to reconcile net income to cash used
       for operating activities:
          Depreciation and amortization                               5,400              (3,500)
          Amortization of television programming costs            5,428,000           1,497,700
          Additions to television programming costs             (14,362,700)         (4,279,700)
          Amortization of notes payable discount                         --              23,600
          Warrants issued in exchange for services                  171,700                  --
       Changes in assets and liabilities:
          Decrease (increase) in trade receivables                5,738,200             441,700
          Increase in other assets                                 (443,800)           (472,700)
          Increase (decrease) in accounts payable, deferred
              taxes, accrued expenses and other liabilities      (3,727,100)            218,000
          Increase (decrease) in deferred revenue                  (370,400)           (387,300)
          Increase in accrued participations                             --           1,044,800
          Increase (decrease) in accrued interest                        --              89,000
       Foreign currency translation                                 (42,400)                 --
                                                               ------------         -----------

              Net cash used for operating activities             (7,249,100)         (1,429,500)
                                                               ------------         -----------

INVESTING ACTIVITIES:
       Purchase of fixed assets                                  (1,377,600)                 --
       Decrease (increase) in due from officer                      170,400             (25,000)
                                                               ------------         -----------

              Net cash provided (used) for investing activities  (1,207,200)            (25,000)
                                                               ------------         -----------

FINANCING ACTIVITIES:
      Proceeds from issuance of note payable                         36,000           1,290,300
      Changes on line of credit                                   7,072,200            (264,000)
      Principal payment on loan due to shareholder                       --             (50,000)
      Issuance of common stock                                    2,716,100             603,700
      Sale treasury stocks                                               --              34,600
                                                               ------------         -----------

              Net cash provided by financing activities           9,824,300           1,614,600
                                                               ------------         -----------

      Net change in cash                                          1,368,000             110,100
      Cash at beginning of period                                21,088,700           1,027,700
                                                               ------------         -----------

      Cash at end of period                                    $ 22,456,700         $ 1,137,800
                                                               ============         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

                                                3 MONTHS ENDED
                                                  MARCH 31,
                                             --------------------
                                               2000          1999
                                             --------        ----
Issuance of shares in connection
  with the acquisition of film rights        $912,000        $ --
Issuance of warrants in connection
  with services provided to the Company      $171,700        $ --

The accompanying notes are an integral part of these financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                        Common Stock
                                                  --------------------------
                                                    Number                        Paid in     Comprehensive     Retained
                                                   of Shares      Par Value       Capital          Loss         Earnings
                                                  -----------    -----------    -----------   -------------    -----------
Balance at December 31, 1999                       12,895,509    $     1,000    $51,693,000    $   (26,000)    $ 1,611,800

Net Income for the three months
      ended March 31, 2000                                 --             --             --             --         354,000


Issuance of stock Acquisition of Film Rights          128,572             --        912,000             --              --


Issuance of warrants                                       --             --        171,800             --              --


Exercise of warrants and options                      807,460             --      2,716,000             --              --

Foreign currency translation adjustment                                                            (42,400)
                                                  -----------    -----------    -----------    -----------     -----------
Balance at March 31, 2000                          13,831,541    $     1,000    $55,492,800    $   (68,400)    $ 1,965,800
                                                  ===========    ===========    ===========    ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements

                         TEAM COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    NOTE 1 -- BASIS OF PREPARATION-SIGNIFICANT ACCOUNTING POLICIES:


    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1999, included in the TEAM Communications Group, Inc. ("Company") financial report in the Company's 10-KSB.

    In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three month period ended March 31, 2000 have been included. The results of operations for the three period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB filed for the year ended December 31, 1999.

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


    NOTE 2 -- TELEVISION PROGRAM COSTS:


    Television program costs as of March 31, 2000, consist of the following:


In process and development                   $ 1,028,200
Released, less accumulated amortization       36,589,100
                                             -----------

   Total television program costs            $37,617,300
                                             ===========


    NOTE 3 -- LITIGATION AND CONTINGENCIES:

    In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

    NOTE 4 -- LINE OF CREDIT:

    The Company maintains a revolving line of credit with Paine Webber. The credit line is up to $7,500,000. As of March 31, 2000, the outstanding balance of the line of credit was $7,422,200. The line of credit is secured by the Company's investment account at Paine Webber of approximately $10,200,000.

    NOTE 5 -- RELATED PARTY TRANSACTIONS:

    As a consequence of the Company's October 1999 acquisition of Dandelion, certain receivables resulting from sales made prior to the acquisition are now considered due from related parties for financial reporting purposes. In June 1999 the Company entered into a five year license agreement for certain territories including the UK of 20 made-for-television movies with Renown Pictures, Ltd., a UK company owned by Noel Cronin, formerly the owner of Dandelion. At March 31, 2000 the receivable due from Renown was $725,000.

    Noel Cronin is also a director of String of Pearls Plc. In September 1999, the Company entered into a ten year license agreement for certain European territories including Germany, France and Italy, of 20 made-for-television movies with String of Pearls Plc. At March 31, 2000, the receivable due from String of Pearls Plc was $3,085,000. Mr. Cronin has personally guaranteed the obligation of String of Pearls Plc and pledged $1,875,000 in escrow, which is owed to him by the Company from the Company's acquisition of Dandelion. Also, in March, 2000, the Company acquired certain distribution rights for Italian speaking territories for nineteen films from String of Pearls Plc for approximately $2,500,000.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, the Company reported a net income of approximately $354,000 on total revenues of approximately $6,566,300 compared to net income of approximately $348,800 on total revenues of approximately $3,502,000 for the same period ended March 31, 1999. Net income decreased as a percentage of revenue for the three months ended March 31, 2000, versus the three months ended March 31, 1999, primarily due to lesser margins on programming sold in 2000 compared with 1999 and administrative costs associated with the Company's expansion in Europe. Revenue for the period ended March 31, 2000 included approximately $3,700,000 in sales of programming owned by the UK subsidiary Team Dandelion, $1,200,000 on the airing in syndication of six episodes of "Total Recall 2070: The Series" and approximately $1,050,000 on the delivery of five episodes of "Call of the Wild". Revenue for the period ended March 31, 1999, included availability of the video rights for "Amazing Tails".

Cost relating to revenues was approximately $5,428,000 for the three months ended March 31, 2000 as compared to $2,561,200 for the three months ended March 31, 1999. The costs relate to amortization of production costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the three months end March 31, 2000 was 17% compared to 27 percent for the period ended March 31, 1999. The lower gross profit margin for the three months ended March 31, 2000 was due to the Company selling more expensive television drama programming produced and owned by the Company and its partners as opposed to distributing reality based programming and programming previously produced and acquired by the Company in the three months ended March 31, 1999.

Interest expense was $24,600 for the three months ended March 31, 2000, as compared to $390,900 for the three months ended March 31, 1999. The decrease is due to the retirement of debt. Interest income for the three months ended March 31, 2000 was $211,200.

Receivables at March 31, 2000 were $12,692,500. Virtually all receivables as of March 31, 2000, are from entities domiciled outside the United States. Receivables represent approximately 16 percent of the total assets of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Primarily as a result of our German Offering, we have a liquidity surplus of approximately $15.5 million at March 31, 2000. We define liquidity surplus as:

     - cash and cash equivalents plus accounts receivable (net), less
     - accounts payable, accrued expenses and other liabilities, deferred taxes, deferred revenue, accrued participations, notes payable, line of credit and accrued interest.

     We continue to finance our operations from our own sales and production activities, equity financing, notes payables and lines of credit.

     On December 2, 1999, we completed the sale of 6,150,000 shares of our common stock, 150,000 shares of which were sold by and for the account of a selling shareholder, in the German Offering. The German Offering was underwritten by Gontard & MetallBank AG and a group of associated underwriters. The offering price was $6.21 per share. The net proceeds to us were approximately $31.5 million after deducting underwriting fees and estimated offering expenses. Approximately $9.4 million of the net proceeds have been used to repay all of our outstanding indebtedness.

     We are involved in a financing transaction with Imperial Bank with respect to "Call of the Wild" which we anticipate will close in the second quarter of 2000. Pursuant to that transaction, we will defer all of our distribution fees of "Call of the Wild" until Imperial Bank's loan has been repaid.

     We currently have a substantial liquidity surplus of approximately $15.5 million, however, as the entertainment industry is highly capital intensive we continue to pursue and work toward financing alternatives and search for additional capital. We also continue to explore a variety of other financial alternatives to increase our working capital, including obtaining a significant production line of credit with a commercial bank, or pursuing other types of debt or equity financing. No assurance can be given that such financing can ultimately be obtained or that it will be on reasonably attractive terms.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films." An entity that previously was subject to the requirements of SFAS No. 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors if Films." This proposed Statement of Position would be effective financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on our results of operations and financial position depending on its final outcome. We have not concluded on its impact.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

10.34 Agreement dated as of April 27, 2000 between Team Communications Group, Inc. and FFP Entertainment GmbH

27     Financial Data Schedule

Form 8-K

None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 22, 2000


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