Form 10QSB
period 2000-06-30
TEAM COMMUNICATIONS GROUP INC
filed 2000-08-21
CIK 1035700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

                         COMMISSION FILE NUMBER: 1-6739

                         TEAM COMMUNICATIONS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                              95-4519215
             ------------------                      ------------------
        (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


12300 WILSHIRE BOULEVARD, SUITE 400 LOS ANGELES, CALIFORNIA         90025
-----------------------------------------------------------       ---------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 312-4400

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On August 14, 2000, the registrant had outstanding 14,141,339 shares of Common Stock, no par value.

                         TEAM COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                       30-June
                                                                                        2000
                                                                                    ------------
                                     ASSETS

Cash and cash equivalents                                                           $  1,584,800
Short term investments                                                                10,327,300
Trade receivables, net allowance of doubtful accounts of $560,000                     15,162,300
Television programming costs, net accumulated amortization of $25,172,500             47,592,700
Fixed assets, net                                                                      2,020,100
Goodwill                                                                               1,061,000
Prepaid and other assets                                                               1,487,600
                                                                                    ------------
             Total Assets                                                           $ 79,235,800
                                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                            $  7,222,100
Deferred taxes                                                                         2,913,000
Deferred revenue                                                                       1,025,400
Accrued participations                                                                 4,266,900
Line of credit                                                                         3,522,000
Notes payable                                                                          1,191,100
Accrued interest                                                                          80,200
                                                                                    ------------

             Total Liabilities                                                        20,220,700
                                                                                    ------------

Commitments and contingencies

Shareholders' equity:
       Preferred stock, no par value; 10,000,000 shares authorized; no shares
       issued and outstanding                                                                 --
       Common stock, no par value; 40,000,000 shares authorized; 14,008,741
       issued and outstanding                                                              1,000
       Paid in capital                                                                55,930,600
       Accumulated other comprehensive income                                           (175,000)
       Retained earnings                                                               3,258,500
                                                                                    ------------

             Total shareholders' equity                                               59,015,100
                                                                                    ------------

             Total liabilities and shareholders' equity                             $ 79,235,800
                                                                                    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE 6 MONTHS     FOR THE 6 MONTHS      FOR THE 3 MONTHS     FOR THE 3 MONTHS
                                                     ENDED                ENDED                 ENDED                 ENDED
                                                  JUNE 30, 2000        JUNE 30, 1999         JUNE 30, 2000        JUNE 30, 1999
                                                   ---------------------------------------------------------------------------
 Revenues                                          $19,463,600          $ 7,019,900           $12,897,300          $ 3,517,900
 Cost of Revenues                                   14,640,600            4,136,200             9,212,600            1,575,000
 General and administrative expense                  2,399,300            1,039,000             1,673,900              653,400
                                                   ---------------------------------------------------------------------------

Earnings from operations                             2,423,700            1,844,700             2,010,800            1,289,500
 Interest expense                                       35,200              280,100                11,000              128,800
 Interest income                                       402,600               69,600               191,400               37,700
                                                   ---------------------------------------------------------------------------

 Earnings before income taxes                        2,791,100            1,634,200             1,945,300            1,198,400
 Provision for income taxes                          1,144,400              581,700               898,400              494,700
                                                   ---------------------------------------------------------------------------

 Earnings before extraordinary item                $ 1,646,700          $ 1,052,500           $ 1,292,800          $   703,700
                                                   ===========================================================================

 Extraordinary loss from early
 extinguishment of debt (net of income
 tax benefit of $37,500)                                    --              248,200                    --              248,200
                                                   ---------------------------------------------------------------------------

 Net Earnings (loss)                               $ 1,646,700          $   804,300           $ 1,292,800          $   455,500
                                                   ===========================================================================

 Earnings (loss) per common share basic

 Earnings before extraordinary item                $      0.12          $      0.29           $      0.09          $      0.18
 Extraordinary loss                                         --                (0.07)                   --                (0.06)
                                                   ---------------------------------------------------------------------------

 Net Earnings (loss)                               $      0.12          $      0.22           $      0.09          $      0.11
                                                   ===========================================================================

 Weighted average number of shares
     outstanding basic                              13,578,597            3,577,593            13,920,141            4,005,718
                                                   ===========================================================================

Earnings (loss) per share diluted

 Earnings before extraordinary item                $      0.11          $      0.22           $      0.08          $      0.13
 Extraordinary loss                                         --                (0.05)                   --                (0.05)
                                                   ---------------------------------------------------------------------------

 Net Earnings (loss)                               $      0.11          $      0.17           $      0.08          $      0.09
                                                   ===========================================================================

 Weighted average number of shares
     outstanding diluted                            14,830,412            4,762,511            15,233,039            5,334,870
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

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               FOR THE 6 MONTHS   FOR THE 6 MONTHS
                                                                     ENDED             ENDED
                                                                 JUNE 30, 2000      JUNE 30, 1999
                                                                  ------------       ------------
OPERATING ACTIVITIES:

     Net income                                                   $  1,646,700       $    804,300
      Adjustments to reconcile net income to cash used
      for operating activities:
        Depreciation and amortization                                  143,000              6,000
        Amortization of television programming costs                15,020,600          4,136,200
        Allowance for doubtful accounts                                164,200                  -
        Additions to television programming costs                  (34,842,700)        (9,883,700)
        Amortization of notes payable discount                               -             17,500
        Warrants issued in exchange for services                       171,800
      Changes in assets and liabilities:
        Decrease (increase) in trade receivables                     3,104,100         (2,744,900)
        Increase in Other assets                                      (736,600)          (617,800)
        Increase (decrease) in accounts payable, accrued
           expenses and other liabilities                           (1,618,300)         4,634,400
        Increase (decrease) in deferred revenue                        466,000           (387,300)
        Increase in accrued participations                             495,400            745,700
        Increase (decrease) in accrued interest                         48,100             65,100
        Foreign currency translation                                  (149,100)                --
                                                                  ------------       ------------

           Net cash used for operating activities                  (16,086,700)        (3,224,500)
                                                                  ------------       ------------

INVESTING ACTIVITIES:
      Purchase of fixed assets                                      (1,535,400)           (19,600)
      Purchase of available for sale securities                    (10,327,300)
      Decrease (increase) in due from officer                          170,400            (25,000)
                                                                  ------------       ------------

           Net cash provided (used) for investing activities       (11,692,300)           (44,600)
                                                                  ------------       ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of note payable and warrants             1,037,300          2,100,000
     Payments on line of credit                                      3,172,000           (264,000)
     Principal payment on loan due to shareholder                            -            (50,000)
     Issuance of common stock                                        4,065,800          3,358,100
     Sale treasury stocks                                                    -             34,600
     Extraordinary charge for early retirement of debt                       -            248,200
     Principal payment of notes payable                                      -         (2,247,900)
                                                                  ------------       ------------

           Net cash provided by financing activities                 8,275,100          3,179,000
                                                                  ------------       ------------

     Net change in cash                                            (19,503,900)           (90,100)
     Cash at beginning of period                                    21,088,700          1,027,700
                                                                  ------------       ------------

     Cash at end of period                                        $  1,584,800       $    937,600
                                                                  ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SUPPLEMENTAL SCHEDULE ON NON-CASH ACTIVITIES
                                  (UNAUDITED)

     Issuance of shares in connection
        with the acquisition of film rights                       $    912,000       $         --
     Issuance of shares and warrants in connection
        with services provided to the Company                     $    171,700       $  1,235,900
     Issuance of shares in connection
        with extinguishment of debt                                         --          1,146,300



              The accompanying notes are an integral part of these
                       consolidated financial statements

                         TEAM COMMUNICATIONS GROUP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                           Common Stock
                                                   ---------------------------
                                                     Number                           Paid in        Comprehensive     Accumulated
                                                    of Shares       Par Value         Capital             Loss          (Deficit)
                                                   ----------      -----------      -----------      -------------     -----------
Balance at December 31, 1999                       12,895,509      $     1,000      $51,693,000      $   (26,000)      $ 1,611,800

Net Income for the six months
     ended June 30, 2000                                 --               --               --               --           1,646,700


Issuance of stock Acquisition of Film Rights          128,572             --            912,000             --                --


Issuance of warrants                                     --               --            171,800             --                --


Exercise of warrants and options                      984,660             --          3,153,800             --                --

Foreign currency translation adjustment                  --               --               --           (149,000)             --
                                                  -----------      -----------      -----------      -----------       -----------
Balance at June 30, 2000                           14,008,741      $     1,000      $55,930,600      $  (175,000)      $ 3,258,500
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

    In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of operations and cash flows for the six month period ended June 30, 2000 have been included. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB filed for the year ended December 31, 1999.

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

    In June 2000, the FASB rescinded FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films which was replaced by Statement of Position, SOP 00-02. An entity that previously was subject to the requirements of SFAS No. 53 will now follow the guidance in the Statement of Position, "Accounting by Producers and Distributors if Films." This Statement of Position will be effective financial statements for fiscal years beginning after December 15, 2000 and could have a significant impact on our results of operations and financial position depending on its final outcome. We have not concluded on its impact.

    Short-term investments: The Company accounts for short-term investments in accordance with statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company's short-term investments, all of which are classified as available-for-sale as defined by SFAS No. 115, consist primarily of corporate bonds. Pursuant to SFAS No. 115, such investments are stated at market value, and unrealized gains and losses on such securities are reflected, net of tax, in shareholders' equity.

    NOTE 2 -- SHORT-TERM INVESTMENTS:

    It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale. Short-term investments as of June 30, 2000 consist of:

                                                                          Gross
                                                                        Unrealized
                                                                          Holding
                                                                         (Losses)
                                                     Cost                  Gains                   Fair Value
-------------------------------------------------------------------------------------------------------------
    Corporate bonds and other                    $10,344,700             (17,400)                  10,327,300

    Maturities of short-term investments at June 30, 2000 were as follows:

                                                           Cost                   Fair Value
--------------------------------------------------------------------------------------------
    Due within one year.............................. $ 9,617,500               $  9,601,100
    Due after one year through five years...........      727,200                    726,200
--------------------------------------------------------------------------------------------
                                                      $10,344,700                $10,327,300
--------------------------------------------------------------------------------------------


    NOTE 3 -- TELEVISION PROGRAM COSTS:


       Television program costs as of June 30, 2000, consist of the following:

                 In process and development                         $   851,800
                 Released, less accumulated amortization             46,740,900
                                                                    -----------
                    Total television program costs                  $47,592,700
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

    NOTE 5 -- LINE OF CREDIT:

    The Company maintains a revolving line of credit with Paine Webber. The credit line is up to $7,500,000. As of June 30, 2000, the outstanding balance of the line of credit was $3,522,000. The line of credit is secured by the Company's investment account at Paine Webber of approximately $10,327,300.

    NOTE 6 --- NOTES PAYABLE:

    Notes payable consists primarily of one note originated in June 2000 when the Company obtained a loan in the amount of $1,000,000 from Mercantile National Bank. The loan carries interest at prime plus 0.25% or currently at 9.75% and matures June 17, 2002. This loan is secured by substantially all the assets of the Company.

    NOTE 7 -- RELATED PARTY TRANSACTIONS:

    As a consequence of the Company's October 1999 acquisition of Dandelion, certain receivables resulting from sales made prior to the acquisition are now considered due from related parties for financial reporting purposes. In June 1999 the Company entered into a five year license agreement for certain territories including the UK of 20 made-for-television movies with Renown Pictures, Ltd., a UK company owned by Noel Cronin, formerly the owner of Dandelion. At June 30, 2000 the receivable due from Renown was $725,000.

    Noel Cronin is also a director of String of Pearls Plc. In September 1999, the Company entered into a ten year license agreement for certain European territories including Germany, France and Italy, of 20 made-for-television movies with String of Pearls Plc. At June 30, 2000, the receivable due from String of Pearls Plc. was $3,085,000. Mr. Cronin has personally guaranteed the obligation of String of Pearls Plc. and pledged $1,875,000 in escrow, which is owed to him by the Company from the Company's acquisition of Dandelion.

    ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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


       RESULTS OF OPERATIONS

    For the three months ended June 30, 2000, the Company reported a net income of approximately $1,292,800 on total revenues of approximately $12,897,300 compared to net income of approximately $455,500 on total revenues of approximately $3,517,900 for the same period ended June 30, 1999. Net income increased by approximately $837,300 for the three months ended June 30, 2000, versus the three months ended June 30, 1999, primarily due to the sale of certain rights of a library of twenty-nine movie of the week titles and continuing revenue from "Total Recall 2070" which is airing in syndication in the United States. Revenue for the period ended June 30, 2000 included approximately $6,690,000 on the sale of certain broadcast rights for movies of the week included in the acquired library and $3,950,000 from the syndication of "Total Recall 2070". Revenue for the period ended June 30, 1999, included approximately $3,300,000 on the sale of certain European broadcast rights for movies of the week included in a previously acquired library.

    Cost relating to revenues was $9,212,600 for the three months ended June 30, 2000 as compared to $1,575,000 for the three months ended June 30, 1999. The costs relate to amortization of production or acquisition costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the three months end June 30, 2000 was 29 percent compared to 55 percent for the period ended June 30, 1999. The decrease in gross profit margin as a percentage of revenue is due to the Company in 2000 concentrating on sales of newly produced programming, i.e. "Total Recall 2070" and "Call of the Wild", which is more expensive and has less of a sales history to demonstrate significant future sales cycles; therefore, has a higher amortization of production costs as compared to the older product which was responsible for most of the revenue in 1999.

    General and administrative expense increased to $1,673,900 for the three months ended June 30, 2000 from $653,400 for the same period in 1999. The increase in general and administrative expenses are a result of an increase in expenses for staff of approximately $350,000 primarily for production and development, approximately $360,000 in general and administrative expenses associated with the newly acquired Team Dandelion in the U.K., approximately $300,000 in new expenses related to investor relations primarily due to the Company's expanded investor base in Europe resulting from the German Offering in November 1999.

    In 1999, the Company had incurred an extraordinary loss of $248,200 related to the conversion of $850,000 in debt to common stock.

    For the three months ended June 30, 2000, the Company incurred and capitalized approximately $115,000 in interest on debt related to production. This is compared to $128,800 incurred and expensed for the three months ended June 30, 1999. In the first six months of 1999, the Company had no production in process.

    For the six months ended June 30, 2000, the Company reported a net income of approximately $1,747,600 on total revenues of approximately $19,463,600 compared to net income of approximately $804,300 on total revenues of approximately $7,019,900 for the same period ended June 30, 1999. Net income increased by approximately $943,300 for the six months ended June 30, 2000, versus the six months ended June 30, 1999, primarily due to the sale of certain rights of Company's library of movie of the week titles. Revenue for the period ended June 30, 2000 included approximately $6,690,000 on the sales of certain broadcast rights for movies of the week included in the Company's acquired library and approximately $5,150,000 on the U.S. syndication of "Total Recall 2070".

    Cost relating to revenues was $14,640,600 for the six months ended June 30, 2000 as compared to $4,136,200 for the six months ended June 30, 1999. The costs relate to amortization of production costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the six months end June 30, 2000 was 25 percent compared to 41 percent for the period ended June 30, 1999. The lower gross profit margin for the six months ended June 30, 2000 was due to the Company selling more expensive television drama programming, such as "Total Recall 2070" and "Call of the Wild", produced and owned by the Company and its partners as opposed to distributing more reality based programming and programming previously produced and acquired by the Company in the six months ended June 30, 1999.

    General and administrative expense is $2,399,300 for the six months ended June 30, 2000 compared to $1,039,000 for the same period in 1999. The 2000 General and administrative costs increased $450,000 due to the increase in staff salaries primarily in production and development, an increase of approximately $600,000 associated with the new U.K. operations of Team Dandelion and approximately $300,000 in new expenses related to investor relations primarily in Europe resulting from the Company's German Offering in November 1999.

    In 1999, the Company had incurred an extraordinary loss of $248,200 related to the conversion of $850,000 in debt to common stock.

    For the six months ended June 30, 2000, the Company incurred approximately $150,000 in interest and capitalized approximately $115,000 in interest on debt related to production. This is compared to $280,100 incurred and expensed for the six months ended June 30, 1999. In the first six months of 1999, the Company had no production in process. The reduction in the amount of interest incurred by the Company is due to retirement of debt in 1999.


    Receivables at June 30, 2000 were $15,162,300, approximately $13,000,000 of which are from entities domiciled outside the United States. These international receivables represent approximately 17% of the total assets of the Company.

             LIQUIDITY AND CAPITAL RESOURCES

    Primarily as a result of our German Offering in December 1999, we have a liquidity surplus of approximately $10.8 million at June 30, 2000. We define liquidity surplus as:

         o  cash and cash equivalents, investments and accounts receivable
            (net), less
         o accounts payable, accrued expenses and other liabilities,taxes, deferred revenue, accrued participations, notes payable due within one year, line of credit and accrued interest.

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

    We are involved in a financing transaction with Imperial Bank with respect to "Call of the Wild" which closed in the third quarter of 2000. Pursuant to that transaction, we will defer all of our distribution fees of "Call of the Wild" until Imperial Bank's loan has been repaid. The Company continues to pursue alternative financing for production and under the terms of such financing the Company will defer a significant portion if not all of our distribution fees until the facilities have been reimbursed.

    We currently have a liquidity surplus of approximately $10.8 million, however, as the entertainment industry is highly capital intensive we continue to pursue and work toward financing alternatives and search for additional capital. We also continue to explore a variety of other financial alternatives to increase our working capital, including obtaining a significant production line of credit with a commercial bank, or pursuing other types of debt or equity financing. No assurance can be given that such financing can ultimately be obtained or that it will be on reasonably attractive terms.

             RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2000, the FASB rescinded FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films which was replaced by Statement of Position, SOP 00-02. An entity that previously was subject to the requirements of SFAS No. 53 will now follow the guidance in the Statement of Position, "Accounting by Producers and Distributors if Films." This Statement of Position will be effective financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on our results of operations and financial position depending on its final outcome. We have not concluded on its impact.

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


Dated: August 21, 2000


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