Form 10QSB
period 2000-09-30
TEAM COMMUNICATIONS GROUP INC
filed 2000-11-21
CIK 1035700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-6739

                         TEAM COMMUNICATIONS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       CALIFORNIA                     95-4519215
            ---------------------------------   ----------------------
            (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

                     11818 WILSHIRE BOULEVARD, SECOND FLOOR
                          LOS ANGELES, CALIFORNIA 90025

            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 312-4400

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On October 31, 2000, the registrant had outstanding 14,243,339 shares of Common Stock, no par value.

                         TEAM COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                               SEPTEMBER 30, 2000
                                                                                  -------------
                                              ASSETS

Cash and cash equivalents                                                         $  1,430,900
Short term investments                                                              10,515,300
Trade receivables, net of allowance for doubtful accounts of $980,800               27,229,500
Television programming costs, net of accumulated amortization of $35,945,400        42,169,500
Fixed assets, net                                                                    1,951,900
Goodwill                                                                             1,039,000
Prepaid and other assets                                                             1,070,000
                                                                                  ------------

          Total Assets                                                            $ 85,406,100
                                                                                  ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                          $  6,187,300
Deferred taxes                                                                       3,878,700
Deferred revenue                                                                     1,006,700
Accrued participations                                                               4,269,100
Line of credit                                                                       7,473,800
Notes payable                                                                        3,248,300
Accrued interest                                                                       106,200
                                                                                  ------------

          Total Liabilities                                                         26,170,100
                                                                                  ------------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value;  10,000,000 shares authorized; none
      issued and outstanding                                                              --
      Common stock, no par value;  40,000,000 shares authorized; 14,141,339
      issued and outstanding                                                             1,000
      Paid in capital                                                               55,930,600
      Accumulated other comprehensive income (loss)                                   (994,400)
      Retained earnings                                                              4,298,800
                                                                                  ------------

          Total Shareholders' Equity                                                59,236,000
                                                                                  ------------

          Total Liabilities and Shareholders' Equity                              $ 85,406,100
                                                                                  ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              FOR THE 9 MONTHS       FOR THE 9 MONTHS      FOR THE 3 MONTHS       FOR THE 3 MONTHS
                                                    ENDED                 ENDED                  ENDED                 ENDED
                                             SEPTEMBER 30, 2000     SEPTEMBER 30, 1999    SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                            ----------------------------------------------------------------------------------------
  Revenues                                      $ 34,722,600           $13,273,300           $ 15,259,000           $ 6,253,400
  Cost of Revenues                                25,679,800             6,056,300             11,039,200             1,920,100
  General and administrative expense               4,597,100             3,771,700              2,197,800             2,732,700
                                            ----------------------------------------------------------------------------------------

  Earnings from operations                         4,445,700             3,445,300              2,022,000             1,600,600
  Interest expense                                   470,000               477,900                434,800               197,800
  Interest income                                    578,600                87,300                176,000                17,700
                                            ----------------------------------------------------------------------------------------

  Earnings before income taxes                     4,554,300             3,054,700              1,763,200             1,420,500
  Provision for income taxes                       1,867,300             1,149,900                722,900               568,200
                                            ----------------------------------------------------------------------------------------

  Earnings before extraordinary item            $  2,687,000           $ 1,904,800           $  1,040,300            $  852,300
                                            ========================================================================================

  Extraordinary loss from early
    extinguishment of debt                                --               431,900                     --               183,700
                                            ----------------------------------------------------------------------------------------

  Net Earnings (loss)                           $  2,687,000           $ 1,472,900           $  1,040,300            $  668,600
                                            ========================================================================================

  Earnings (loss) per common share basic:

    Earnings before extraordinary item          $       0.20           $      0.45           $       0.07            $     0.15
    Extraordinary loss                                    --                 (0.10)                    --                 (0.03)
                                            ----------------------------------------------------------------------------------------

    Net Earnings (loss)                         $       0.20           $      0.35           $       0.07            $     0.12
                                            ========================================================================================

  Weighted average number of shares
    outstanding primary                           13,687,383             4,198,176             14,011,241             5,439,341
                                            ========================================================================================

  Earnings (loss) per share diluted:

    Earnings before extraordinary item             $    0.18              $   0.38           $       0.07            $     0.14
    Extraordinary loss                                    --                 (0.09)                    --                 (0.03)
                                            ----------------------------------------------------------------------------------------

    Net Earnings (loss)                            $    0.18              $   0.29           $       0.07            $     0.11
                                            ========================================================================================

  Weighted average number of shares
    outstanding diluted                           14,704,412             4,986,711             14,624,955             6,321,861
                                            ========================================================================================




        The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE 9 MONTHS          FOR THE 9 MONTHS
                                                                                 ENDED                     ENDED
                                                                          SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                                       ----------------------------------------------------
OPERATING ACTIVITIES:

     Net income                                                            $     2,687,000           $     1,472,900
      Adjustments to reconcile net income to cash used
      for operating activities:
         Depreciation and amortization                                             263,300                    10,200
         Amortization of television programming costs                           24,222,700                 6,056,300
         Allowance for doubtful accounts                                           600,000                   500,000
         Additions to television programming costs                             (38,621,600)              (15,734,600)
         Amortization of notes payable discount                                        --                     30,800
         Warrants issued in exchange for services                                  171,800                       --
      Changes in assets and liabilities:
         Increase in trade receivables                                          (9,398,900)               (6,700,000)
         Increase in other assets                                                 (304,300)               (1,002,400)
         Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                                      (1,459,600)                6,731,500
         Increase (decrease) in deferred revenue                                   447,300                  (387,300)
         Increase in accrued participations                                        497,600                   745,700
         Increase (decrease) in accrued interest                                    74,100                  (206,700)
         Foreign currency translation                                             (968,400)                      --
                                                                       ----------------------------------------------------

            Net cash used for operating activities                             (21,789,000)               (8,483,600)
                                                                       ----------------------------------------------------

INVESTING ACTIVITIES:
      Purchase of fixed assets                                                  (1,580,200)                  (49,000)
      Purchase of available for sale securities                                (10,515,300)                       -
      Decrease (increase) in due from officer                                      170,400                   (25,000)
                                                                       ----------------------------------------------------

            Net cash provided (used) for investing activities                  (11,925,100)                  (74,000)
                                                                       ----------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of note payable and warrants                         2,966,600                 7,120,100
     Proceeds from (payments on) bank line of credit                             7,123,800                  (417,000)
     Principal payment on loan due to shareholder                                      --                   (500,000)
     Issuance of common stock                                                    4,065,800                 8,534,100
     Sale of  treasury stock                                                           --                     34,600
     Extraordinary charge for early retirement of debt                                 --                    431,900
     Principal payment of notes payable                                            (99,900)               (5,500,600)
                                                                       ----------------------------------------------------

            Net cash provided by financing activities                           14,056,300                 9,703,100
                                                                       ----------------------------------------------------

     Net change in cash                                                        (19,657,800)                1,145,500
     Cash at beginning of period                                                21,088,700                 1,027,700
                                                                       ----------------------------------------------------

     Cash at end of period                                                 $     1,430,900           $     2,173,200
                                                                       ====================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SUPPLEMENTAL SCHEDULE ON NON-CASH ACTIVITIES
                                   (UNAUDITED)

                                                                FOR THE 9 MONTHS          FOR THE 9 MONTHS
                                                                     ENDED                      ENDED
                                                               SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------------
Issuance of shares in connection
   with the acquisition of film rights                            $       912,000          $           --
Issuance of shares and warrants in connection
   with services provided to the Company                          $       171,700          $      1,235,900
Issuance of shares in connection
   with extinguishment of debt                                    $           --           $      1,146,300










































        The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  Common                                         Accumulated
                                                  Stock                                             Other
                                                  Number                         Paid in        Comprehensive       Retained
                                                 of Shares       Par Value       Capital             Loss           Earnings

   Balance at December 31, 1999                  12,895,509       $ 1,000     $ 51,693,000        $  (26,000)    $ 1,611,800

   Net Income for the nine months ended
     September 30, 2000                                  -             -                -                 -        2,687,000

   Issuance of stock Acquisition of Film

     Rights                                         128,572            -           912,000                -               -

   Issuance of warrants                                  -             -           171,800                -               -

   Exercise of warrants and options                 989,660            -         3,153,800                -               -

   Foreign currency translation adjustment               -             -                -           (968,400)             -

                                                ------------      --------   --------------      -----------     -----------
   Balance at September 30, 2000                 14,013,741       $ 1,000    $ 55,930,600        $  (994,400)    $ 4,298,800
                                                ============      ========   ==============      ===========     ===========

























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

    In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the nine-month period ended September 30, 2000 have been included. The results of operations for the three- and nine-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB filed for the year ended December 31, 1999.

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

    The Company, as required by SFAS No. 53, values its film cost at the lower of unamortized cost or net realizable value on an individual title basis. Film costs represent those costs incurred in the development, production and distribution of television projects. These costs have been capitalized in accordance with SFAS No. 53. Amortization of film cost is charged to expense and third-party participations are accrued using the individual film forecast method whereby expense is recognized in the proportion that current period revenues bear to an estimate of ultimate revenues. These estimates of revenues are prepared and reviewed periodically by management.

    In June 2000, the FASB rescinded FASB Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," which was replaced by Statement of Position, SOP 00-02. An entity that previously was subject to the requirements of SFAS No. 53 will now follow the guidance in the Statement of Position, "Accounting by Producers and Distributors of Films." This Statement of Position will be effective for financial statements for fiscal years beginning after December 15, 2000 and could have a significant impact on our results of operations and financial position depending on its final outcome. We have not concluded on its impact.

    Short-term investments: The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments, all of which are classified as available-for-sale as defined by SFAS No. 115, consist primarily of corporate bonds. Pursuant to SFAS No. 115, such investments are stated at market value, and unrealized gains and losses on such securities are reflected, net of tax, in shareholders' equity.

    NOTE 2 -- SHORT-TERM INVESTMENTS:

    It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale. Short-term investments as of September 30, 2000 consist of:

                                                                                   Gross
                                                                                 Unrealized
                                                                                  Holding
                                                                                  (Losses)
                                               Cost                                Gains              Fair Value
-------------------------------------------------------------------------------------------------------------------
    Corporate bonds and other               $10,514,600                          $     700            $10,515,300

    Maturities of short-term investments at September 30, 2000 were as follows:

                                                                       Cost                           Fair Value
-------------------------------------------------------------------------------------------------------------------
    Due within one year.......................................    $ 9,767,100                         $ 9,765,500
    Due after one year through five years.....................        747,500                             749,800
-------------------------------------------------------------------------------------------------------------------
                                                                  $10,514,600                         $10,515,300
-------------------------------------------------------------------------------------------------------------------


    NOTE 3 -- TELEVISION PROGRAM COSTS:

    Television program costs as of September 30, 2000, consist of the following:

    In process and development                               $  1,654,500
    Released, less accumulated amortization                    40,514,500
                                                             ------------
       Total television program costs                        $ 42,169,000
                                                             ============


    NOTE 4 -- LITIGATION AND CONTINGENCIES:

    In September 2000, the Company was served with a complaint in a matter styled Frankfurter Film Products Inc. ("FFP") vs. TEAM Communications Group, Inc., filed in the Federal Court in Los Angeles. The action arises out of an April 2000 agreement pursuant to which the Company and FFP agreed, subject to certain conditions, to form an operating entity in Germany. In August 2000, after months of further negotiations and the review of business plans and budgets submitted by FFP to Team, Team notified FFP that the budgets were not acceptable. As other conditions had not been met, Team issued a press release in August indicating that it was not likely that the transaction would close. On September 5, 2000 FFP filed suit after the press release was disseminated, alleging, inter alia, breach of contract and fraud. The complaint seeks unspecified damages, including the market value of 1,500,000 shares of Team common stock. On September 11, Team filed a countersuit against FFP, Datty Ruth, Micheal Smeaton and Winfried Hammacher alleging, inter alia, fraud, intentional and negligent misrepresentations, breach of contract and breach of the duty of good faith and fair dealing. The cross complaint seeks damages in excess of $90,000,000, the exact amount of which will be subject to proof. No discovery has taken place in the action. Team intends to vigorously defend itself, as well as prosecute its cross complaint.

    In September 2000, the Company was served with a complaint in a matter styled EBI Securities Corporation vs. TEAM Communications Group, Inc., filed in the District Court of Arapahoe, Colorado. In the complaint, the Plaintiff, a Colorado corporation seeks to enforce an alleged oral agreement for payment owed for various consulting services. The Company denies the existence of such an agreement, such an agreement has not been approved by the

    Company's board of directors, and the Company denies any services were rendered. The Company has retained local legal counsel in Colorado, file an answer and vigorously defend itself.

    The Company has further been served with a claim for worker's compensation benefits by a former clerical employee, due to alleged repetitive motion injuries and stress. This employee has subsequently filed the same claim against several subsequent employers. This matter is being defended by the Company's insurance carrier.

    At this time, the outcome of the above matters cannot be determined by the Company with any certainty.

    NOTE 5 -- LINE OF CREDIT:

    The Company maintains a revolving line of credit with Paine Webber. The credit line is up to $7,500,000 and bears interest at prime plus 1%. As of September 30, 2000, the outstanding balance of the line of credit was $7,473,800. The line of credit is secured by the Company's investment account at Paine Webber of approximately $10,515,300.

    NOTE 6 --- NOTES PAYABLE:

    In July 2000, the Company obtained a loan in the amount of $1,792,700 from Imperial Bank. The loan carries interest at prime plus 1.0% and is secured by all distribution rights with respect to "Call of the Wild." Pursuant to this transaction, the Company was to defer all of its distribution fees for distributing "Call of the Wild" until Imperial Bank's loan was repaid. This loan was refinanced in October pursuant to a loan from Heller EMX, Inc. (see Liquidity and Capital Resources)

    In June 2000 the Company obtained a loan in the amount of $1,000,000 from Mercantile National Bank. The loan carries interest at prime plus 0.25% or currently at 9.75% and matures June 17, 2002. This loan is secured by substantially all the assets of the Company.

    NOTE 7 -- RELATED-PARTY TRANSACTIONS:

    As a consequence of the Company's October 1999 acquisition of Dandelion, certain receivables resulting from sales made prior to the acquisition are now considered due from related parties for financial reporting purposes. In June 1999 the Company entered into a five-year license agreement for certain territories, including the UK, of 20 made-for-television movies with Reknown Pictures, Ltd., a UK company owned by Noel Cronin, formerly the owner of Dandelion. At September 30, 2000 the receivable due from Reknown was $725,000 and is past due.

    Noel Cronin is a director of String of Pearls Plc ("SOP"). In September 1999, the Company entered into a ten-year license agreement with String of Pearls Plc for certain European territories, including Germany, France and Italy, for 20 made-for-television movies (MOWS). In a separate agreement in March 2000, the Company licensed from SOP the Italian rights to 19 feature films and paid SOP $2.5 in respect of the acquisition. SOP, in turn, paid $2,000,000 to Team on account of the MOW license. At September 30, 2000, the receivable due from String of Pearls Plc. was $3,085,000 of which $829,000 was due or past due.

    Noel Cronin is a director of Leisureville Ltd., doing business as DD Video. In August 1999, the Company entered into a ten-year license agreement with DD Video to acquire worldwide television rights excluding the United Kingdom for certain films and documentaries. At September 30, 2000, the amount due to DD Video was $737,500.

    NOTE 8 -- SUBSEQUENT EVENTS:

    In October 2000, the Company entered into a financing transaction with Call of the Wild Distribution, LLC, an unaffiliated third party ("CWD"), and Heller EMX Inc. The Company sold to CWD its interest in the series "Call of the Wild", and then leased back the series. In connection with such agreements Team has agreed to repay to CWD the sum of $7,644,000 which amount has been assigned to Heller. Heller provided the acquisition loan to CWD to acquire the series. Team netted approximately $5,234,000 from the transaction and used some of the proceeds to payoff the loan from Imperial Bank. The Team guaranty is secured by all rights to a television series and is due in November 2002. The amount guaranteed bears interest at 4.625% over LIBOR.

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

       RESULTS OF OPERATIONS

    For the three months ended September 30, 2000, the Company reported a net income of approximately $1,040,300 on total revenues of approximately $15,259,000 compared to net income of approximately $668,600 on total revenues of approximately $6,253,400 for the same period ended September 30, 1999. Net income increased by approximately $371,700 for the three months ended September 30, 2000, versus the three months ended September 30, 1999, primarily due to the sale of certain rights of the Company's previously acquired film libraries. Revenue for the period ended September 30, 2000 included approximately $11,550,00 from the sale of certain broadcast rights for movies of the week included in acquired libraries, $1,274,000 from Call of the Wild, and $1,041,000 from Mysterious Places.

    Revenue for the three months ended September 30, 1999, included approximately $5,375,000 on the sale to SOP of certain broadcast rights of a library of twenty movie-of-the-week titles and approximately $450,000 on the sale of certain broadcast rights of a library of military documentaries. In addition, revenue for the 1999 third quarter includes approximately $333,000 from the completion and delivery of eight episodes of "Destination: Style" to Discovery's Travel Channel.

    Cost relating to revenues was $11,039,200 for the three months ended September 30, 2000 as compared to $1,920,100 for the three months ended September 30, 1999. The costs relate to amortization of production or acquisition costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the three months end September 30, 2000 was 28 percent compared to 69 percent for the period ended September 30, 1999. The lower gross profit margin for the three months ended September 30, 2000 was due to the Company selling more expensive library product and more expensive television drama programming, such as "Total Recall 2070" and "Call of the Wild", produced and owned by the Company and its partners as opposed to distributing more reality based programming and programming previously produced and acquired by the Company in the three months ended September 30, 1999.

    General and administrative expense decreased to $2,197,800 for the three months ended September 30, 2000 from $2,732,700 for the same period in 1999. The decrease in general and administrative expenses is primarily due to an increase in overhead capitalized to film costs, as well as a decrease in legal and accounting costs. In the same period in 1999, the Company was engaged in its Neuer Markt financing. Capitalized overhead for the three months ended September 30, 2000 increased to $1,374,100 compared to $555,301 for the same period in 1999.

    The Company had incurred an extraordinary loss of $183,700 for the three months ended September 30, 1999 related to the conversion of $1,000,000 in debt to common stock. There were no such amounts for the three months ended September 30, 2000.

    For the three months ended September 30, 2000, the Company incurred and expensed $434,800 in interest expense. This is compared to $197,800 incurred and expensed for the three months ended September 30, 1999. In the first nine months of 1999, the Company had no production in process.

    For the nine months ended September 30, 2000, the Company reported a net income of approximately $2,687,000 on total revenues of approximately $34,772,600 compared to net income of approximately $1,472,900 on total revenues of approximately $13,273,300 for the same period ended September 30, 1999. Net income increased by approximately $1,214,100 for the nine months ended September 30, 2000, versus the nine months ended September 30, 1999, primarily due to the sale of certain rights of Company's library of movie of the week titles. Revenue for the period ended September 30, 2000 included approximately $19,000,000 on the sales of certain broadcast rights for movies of the week included in the Company's acquired library.

    Cost relating to revenues was $25,679,800 for the nine months ended September 30, 2000 as compared to $6,056,300 for the nine months ended September 30, 1999. The costs relate to amortization of production costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the nine months end September 30, 2000 was 26 percent compared to 54 percent for the period ended September 30, 1999. The lower gross profit margin for the nine months ended September 30, 2000 was due to the Company selling more expensive library product and more expensive television drama programming, such as "Total Recall 2070" and "Call of the Wild", produced and owned by the Company and its partners as opposed to distributing more reality based programming and programming previously produced and acquired by the Company in the nine months ended September 30, 1999.

    General and administrative expense is $4,597,100 for the nine months ended September 30, 2000 compared to $3,771,700 for the same period in 1999. Such general and administrative costs increased $825,000 primarily due to consulting fees, the addition of the U.K. and German operations overhead.

    The Company had incurred an extraordinary loss of $431,900 for the nine months ended September 30, 1999 related to the conversion of $1,850,000 in debt to common stock. There were no such amounts for the nine months ended September 30, 2000.

    For the nine months ended September 30, 2000, the Company incurred $574,200 in interest expense and capitalized approximately $115,000 in interest on debt related to production. This is compared to $477,900 incurred and expensed for the nine months ended September 30, 1999. In the first nine months of 1999, the Company had no production in process. The reduction in the amount of interest incurred by the Company is due to retirement of debt in 1999.

    Receivables at September 30, 2000 were approximately $27,829,500, of which $25,200,000 is from entities domiciled outside the United States. These international receivables represent approximately 91% of the total receivables of the Company.

       LIQUIDITY AND CAPITAL RESOURCES

    The entertainment industry is highly capital intensive. During the three and nine months ended September 30, 2000, the Company used cash for operating activities of $5,702,300 and $21,789,000, respectively. These operating activities were funded primarily from the remaining cash proceeds of the issuance of common stock in a public offering in Germany that closed during the fourth quarter of 1999. As of September 30, 2000, the Company had $1,430,900 of cash and cash equivalents on hand as well as $10,515,300 of short-term investments that were pledged as collateral for a $7,500,000 line of credit, $7,473,800 of which was outstanding.

    During the third quarter, the Company closed a $1,792,700 financing transaction with Imperial Bank with respect to the television series, "Call of the Wild." Pursuant to this transaction, the Company was to defer all of its distribution fees for distributing "Call of the

    Wild" until Imperial Bank's loan was repaid. The net proceeds of the loan were approximately $1,573,000. This loan was refinanced in October pursuant to a financing transaction with Call of the Wild Distribution LLC, an unaffiliated third party ("CWD"), and Heller EMX Inc. The Company sold to CWD its interest in the series "Call of the Wild", and then leased back the series. In connection with such agreements Team has agreed to repay to CWD the sum of $7,044,000 which amount has been assigned to Heller. Heller provided the acquisition loan to CWD to acquire the series. Team netted $7,644,000 from the transaction and used some of the proceeds to payoff the loan from Imperial Bank. The Team guaranty is secured by all rights to a television series and is due in November 2002. The amount guaranteed bears interest at 4.625% over LIBOR. The Company continues to pursue alternative financing for production and under the terms of such financing the Company may defer a significant portion if not all of its distribution fees until such financing is repaid. The Company's net production commitments approximate $6,000,000 at September 30, 2000.

    In addition to the above production financing, the Company continues to explore other types of debt or equity financing. No assurance can be given that such financing can ultimately be obtained or that it will be on reasonably attractive terms.

       RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1998, the FASB released an exposure draft of the proposed statement on "Rescission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films." An entity that previously was subject to the requirements of SFAS No. 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors if Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome. The Company has not concluded on its impact.

    PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings

    In September 2000, the Company was served with a complaint in a matter styled Frankfurter Film Products Inc. ("FFP") vs. TEAM Communications Group, Inc., filed in the Federal Court in Los Angeles. The action arises out of an April 2000 agreement pursuant to which the Company and FFP agreed, subject to certain conditions, to form an operating entity in Germany. In August 2000, after months of further negotiations and the review of business plans and budgets submitted by FFP to Team, Team notified FFP that the budgets were not acceptable. As other conditions had not been met, Team issued a press release in August indicating that it was not likely that the transaction would close. On September 5, 2000 FFP filed suit after the press release was disseminated, alleging, inter alia, breach of contract and fraud. The complaint seeks unspecified damages, including the market value of 1,500,000 shares of Team common stock. On September 11, Team filed a countersuit against FFP, Datty Ruth, Micheal Smeaton and Winfried Hammacher alleging, inter alia, fraud, intentional and negligent misrepresentations, breach of contract and breach of the duty of good faith and fair dealing. The cross complaint seeks damages in excess of $90,000,000, the exact amount of which will be subject to proof. No discovery has taken place in the action. Team intends to vigorously defend itself, as well as prosecute its cross complaint.

    In September 2000, the Company was served with a complaint in a matter styled EBI Securities Corporation vs. TEAM Communications Group, Inc., filed in the District Court of Arapahoe, Colorado. In the complaint, the Plaintiff, a Colorado corporation seeks to enforce an alleged oral agreement for payment owed for various consulting services. The Company denies the existence of such an agreement, such an agreement has not been approved by the Company's board of directors, and the Company denies any services were rendered. The Company has retained local legal counsel in Colorado, file an answer and vigorously defend itself.

    The Company has further been served with a claim for worker's compensation benefits by a former clerical employee, due to alleged repetitive motion injuries and stress. This employee has subsequently filed the same claim against several subsequent employers. This matter is being defended by the Company's insurance carrier.

    At this time, the outcome of the above matters cannot be determined by the Company with any certainty.

    Item 6 - Exhibits and Reports on Form 8-K

    Exhibits

     10.32 Purchase Agreement with Call of the Wild Distribution LLC and the Sales Agreement and Minimum Guarantee Agreement with Call of the Wild Distribution LLC; together with the Inter-party Agreement with Team, Heller Fx, Call of the Wild Distribution LLC; Loan Agreement; and Security Agreement

     27      Financial Data Schedule

    Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: November 21, 2000



                              TEAM COMMUNICATIONS GROUP, INC.


                              By:  /s/ DREW S. LEVIN
                              ------------------------------
                              Drew S. Levin
                              Chairman of the Board of Directors and Chief Executive Officer