Form 10KSB
period 2000-12-31
TEAM COMMUNICATIONS GROUP INC
filed 2001-04-20
CIK 1035700

                            Washington, D.C.  20549
                                  FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
          1934
For the fiscal year ended December 31, 2000
          or
[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

                                   000-23307
                             (Commission File No.)

                        TEAM COMMUNICATIONS GROUP, INC.
                (Name of small business issuer in its charter)

               California                                 95-5419215
     ------------------------------            ------------------------------
     (State or Other Jurisdiction of          (IRS Employer Identification No.)
      Incorporation or Organization)

        11818 Wilshire Blvd., Suite 200, Los Angeles, California  90025
             (Address of principal executive offices)  (Zip Code)

                                (310) 312-4400
               (Issuer's telephone number, including area code)

        Securities registered under Section 12(b) of the Exchange Act:

                              Title of each class

                                 Common Stock

                   Name of each exchange on which registered
                            NASDAQ National Market

      Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $14,932,400.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of March 31, 2001 was approximately $28,125,000 million.

The number of shares outstanding of each of the issuer's classes of common equity as of April 6, 2001, was 14,401,339 shares of common stock, no par value.

Transitional Small Business Disclosure Format (check one):  Yes [X]    No [_]

Documents Incorporated by Reference: NONE

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.   Description of Business.........................................    1
Item 2.   Description of Property.........................................    4
Item 3.   Legal Proceedings...............................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.............    5

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........    5
Item 6.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations.......................................    6
Item 7.   Financial Statements............................................   14
Item 8.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure........................................   30

                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act...............   30
Item 10.  Executive Compensation..........................................   32
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management......................................................   36
Item 12.  Certain Relationships and Related Transactions..................   38
Item 13.  Exhibits and Reports on Form 8-K................................   39

Introductory Comment

     Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our" and "our company" refer to Team Communications Group, a California corporation.

Forward Looking Statements

     This contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors, among which are our need for additional capital to pursue our business plans; our current liquidity crisis; the existence of a number of class action lawsuits against our company; a pending inquiry by the Securities and Exchange Commission regarding certain transactions which took place in 1999 and 2000; recent significant changes in our senior management; the success or failure of our new management's efforts to implement our business strategy; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis, our ability to properly manage growth and successfully integrate acquired companies and operations (if acquisitions are completed), our ability to compete with major established companies, our ability to attract and retain qualified personnel, and other risks which may be described from time to time in future filings with the Securities and Exchange Commission.

                                     PART I
                                     ------

Item 1.        Description of Business

          A.   History and General Overview

          We were incorporated in February 1995 under the laws of the State of California. Since inception, we have focused our efforts on the development, production and distribution of a variety of television programming, including dramatic and reality-based series, specials and made-for-television movies for exploitation in the domestic and international television markets. We currently derive substantially all of our revenues from distribution fees from the licensing of programming acquired from others, and the marketing and licensing of our original programming. In the United States, our production activities have focused on programming produced for cable and network television channels such as The Discovery Channel, The Family Channel, Showtime Networks and USA Network.

          We are engaged in developing concepts and acquiring literary and other story properties, the most promising of which serve as the basis for our series, pilot films, or made-for-television movies. If a script is accepted for production as a television movie or pilot, or if a pilot is accepted for production as a series, we and the network or distributor negotiate a license fee or distribution advance. This fee is a flat sum payment through which we generally attempt to cover a significant portion of our production costs and overhead. We do not customarily approve production of any genre unless we have pre-sold the property to a United States television network or a station group.

          With respect to series for the networks, HBO, Showtime and other cable channels, we generally attempt to negotiate significant license fees for both series and television movies. In many cases, we may invest additional sums in excess of network license fees to produce the best possible pilot, as the pilot is an essential sales tool in gaining network acceptance of a proposed series. In these cases, we will attempt to cover the excess production costs from working capital, third-party financing, projected sales of the episodes in the foreign marketplace, or a combination of these financing techniques.

          B.   Operations

          Our operations are currently divided into two principal operating segments: development and production and the global distribution of television programming.

          Production and Development. The production of television programming
          --------------------------
involves:

            . the development of a creative concept into a television script or teleplay;

            . the selection of talent (including actors, directors, and other creative personnel); and

            . the filming, technical, and post-production work necessary to create a finished product ready for telecast.

          In 2000, we produced, directly or in conjunction with third parties, series of episodes and television movies which included: (i) 13 episodes for MTV of a one hour series called "Live Through This"; (ii) the final four episodes of "Destination: Style" for Discovery's Travel Channel, (iii) five episodes of one-hour dramas called "The Call of the Wild," based on Jack London's classic novel, for Discovery's Animal Planet (this series began production in November 1999 with our Canadian production partner; after producing a total of 13 episodes through fiscal 2001, we do not anticipate continuing production of further episodes of this series); (iv) a two hour movie for ABC called "Final Jeopardy" which was broadcast on April 9, 2001; and (v) a two hour movie for MTV called "Anatomy of a Hate Crime." We are also in the process of co-producing six one hour episodes for the Travel Channel of a series called "Weird Worlds."

     Distribution. An active part of our business is the marketing of our own
     ------------
product as well as product acquired from third-party producers to the international marketplace. Our current library includes selected distribution rights to approximately 1,600 hours of family, dramatic, reality-based series, television movies and theatrical motion pictures. With the rapid increase of networks and cable and satellite channels, there is an expanding demand for top-quality programming.

     C.   Industry Background

     The global television market has experienced substantial growth since 1985 and we believe this market will continue to experience substantial growth during the foreseeable future as commercial broadcast outlets and cable and satellite channels expand to provide increasingly varied and specialized content to consumers throughout the world. In the United States alone, there have been numerous new television channels which have commenced operation since 1985. Such growth has led to the development and commercialization of specialized cable and satellite channels and distribution outlets, which, in turn, has led to increased demand for top quality and cost efficient programming in many categories and subjects. Europe, Latin America, the Middle East, Asia and the Pacific Rim are all experiencing similar growth with respect to satellite and cable channels.

     D.   Business Strategy

     Our operating strategy is to fulfill the demand for programming by: (i) expanding the activities of our development and production and distribution operating segments; (ii) implementing strategic acquisitions of film, television and video libraries and production companies; and (iii) entering into joint ventures and strategic alliances with, or acquisitions of, domestic and international unaffiliated third parties. We believe that such joint ventures, strategic alliances or acquisitions will reduce our financial risks. We intend, subject to financing, to acquire, co-produce and co-finance other series, movies and specials from third party producers in order to increase our programming library and self distribute such product on a worldwide basis. We believe that there are unique business opportunities to acquire other emerging companies, as well as more established production and distribution entities, which are engaged in programming development, production, distribution (including the dissemination of product on and through the Internet) and other related media investments. While the number of distribution channels has been increasing, we believe there are economic incentives, including economies of scale and depth of financial and programming capability, for programmers and distribution entities to consolidate.

     We are currently in various stages of discussion with domestic and foreign producers of television films, to establish strategic alliances and/or joint ventures relating to the distribution and merchandising of their products. However, our ability to consummate and implement any of these proposed arrangements is subject to our ability to obtain much needed financing which, in turn, may be adversely impacted by our recent negative financial disclosures and pending litigation and governmental investigations. See Item 3.--Legal
                                                                  -----
Proceedings and Item 6.---Management's Discussion and Analysis of Financial
-----------               -------------------------------------------------
Condition and Results of Operations.
-----------------------------------

     E.   Recent Adverse Developments

     In early 2001, our board of directors were notified by our chief financial officer of certain irregularities in a number of transactions, including arrangements entered into by our Team Dandelion subsidiary in the United Kingdom. As a result of these developments:

       . our former chairman and chief executive officer resigned and new senior executive officers were retained;

       . we were required to substantially restate our fiscal 1999 statement of operations and incurred a $42.7 million net loss for the year ended December 31, 2000;

       . on and after March 9, 2001, a number of shareholder class action lawsuits were filed in the United States District Court for the Central District of California against our company, the former chief executive officer and a former chief financial officer;

       . the United States Securities and Exchange Commission is currently conducting an investigation into these matters, and the continued listing of our shares of common stock is currently under review by representatives of The Nasdaq Stock Market Inc.;

       .  we are in default in payment of certain of our debt obligations; and

       .  we face severe working capital and cash liquidity shortages.

     Although we are relying heavily on the business experience, reputation and expertise of Michael Jay Solomon and other members of our new management team to reestablish confidence in our company, there can be no assurance at this time that we will be able to successfully overcome these obstacles. These recent adverse developments are more fully described in Item 6.--Management's
                                                          ------------
Discussion and Analysis of Financial Condition and Results of Operations - Risk
-------------------------------------------------------------------------------
Factors.
-------

     F.   Closing of European Operations

     In October 1999, we completed the purchase of Dandelion Distribution Ltd. ("Team Dandelion"), located in the United Kingdom ("UK"), for $2.5 million in cash and 386,847 shares of common stock. As a result of our investigation and conclusion that various transactions entered into by our UK subsidiary lacked economic substance, we have closed our operation in the UK and have written off not only our investment in Team Dandelion but also approximately an additional $21.0 million in revenues recorded in fiscal 1999 and the first three fiscal quarters of 2000. We closed our Team Dandelion office in the UK effective as of April 30, 2001. We continue to maintain and license the Dandelion library of theatrical motion pictures and television series.

     G.   Competition

     The television industry is highly competitive. We compete with, and will compete with, many organizations, including major film studios, independent production companies, individual producers and others, including networks, who seek the rights to attractive literary properties, the services of creative and technical personnel, the financing for production of film and television projects and favorable arrangements for the distribution of completed films. Many of our competitors are substantially larger in size and capacity than we are and many have greater financial and personnel resources and longer operating histories. In addition, the television industry is currently evolving into an industry in which certain multinational, multi-media entities, including Viacom/CBS/Paramount, The News Corporation/Twentieth Century Fox, The Walt Disney Company-ABC, AOL/Time Warner and Vivendi/Universal, are anticipated to be in a position, by virtue of their control over key film, magazine, and/or television content and their control of key network and cable outlets, to dominate certain communications industry activity. These competitors have numerous competitive advantages, including the ability to acquire financing for their projects and attract superior properties, personnel, actors and/or celebrity hosts.

     H.   Employees

     We currently employ 16 full-time employees, four of whom are members of senior management. In the last three months we have reduced our staff by approximately 45%. We also use temporary employees on an as-needed-basis to accommodate our needs as our projects go into production. None of our employees are represented by a labor organization.

Item 2.        Description of Property

     We lease approximately 11,000 square feet of office space at 11818 Wilshire Boulevard, Los Angeles, California from an unaffiliated third party. The lease is for a period of five years which began on February 15, 2000. The initial rent is $2.85 per square foot and gradually increases to $3.21 per square foot in the fifth lease year. The cost of the build out for the new space was approximately $1,200,000, of which approximately 30% was paid by the landlord. We believe that this office space will be adequate for our requirements over the term of the lease. Additional space, if necessary for growth or short term productions, is available throughout the Los Angeles area at commercially reasonable rates. We are currently subletting our excess office space to third parties, including potential joint venture partners.

Item 3.        Legal Proceedings

     On September 5, 2000, a suit was filed against us alleging, breach of contract and fraud in a matter styled Frankfurter Film Products Inc. ("FFP") v. TEAM Communications Group, Inc., filed in the Federal Court in Los Angeles, California. This action arises out of an April, 2000 agreement pursuant to which FFP and we agreed, subject to certain conditions, to form an operating entity in Germany. The complaint seeks unspecified damages, including the market value of 1,500,000 shares of our common stock. On September 11, 2000, we filed a counter suit against FFP, Datty Ruth, Michael Smeaton and Winfried Hammacher alleging, inter alia, fraud, intentional and negligent misrepresentations, breach of contract and breach of the duty of good faith and fair dealing. The cross complaint seeks damages in excess of $90,000,000, the exact amount of which will be subject to proof. No discovery has taken place in the action. Subsequently, we voluntarily dismissed Datty Ruth, Michael Smeaton and Winfried Hammacher from our counter suit. Although we are currently in settlement discussions with FFP, which may involve a revised working relationship, there can be no assurance that a settlement of this litigation will be consummated on commercially acceptable terms, if at all.

     On or after March 9, 2001, a number of securities class action complaints were filed against us, our former chief executive officer and a former chief financial officer in the United States District Court for the Central District of California on behalf of purchasers of our publicly traded securities during the period between November 23, 1999 and February 12, 2001. These class action complaints were brought pursuant to the Securities Exchange Act of 1934, as amended, and allege violation of Section 10(b) and Rule 10b-5 thereunder, and
Section 20(a) of that Act. These actions were a result of our February 13, 2001 public announcement concerning the substantial losses and financial adjustments we expected to incur in fiscal 2000. The plaintiffs seek unspecified damages. We are currently evaluating the merits of such claims.

     We currently maintain directors and officers liability insurance coverage, including coverage of our company for securities claims (the "D&O policies"). However, there can be no assurance that our insurance will cover us or that it will be adequate to fully pay damages, if any, and expenses in connection with these pending class actions or other similar actions which may be filed against us.

     In April 2001, we were advised by Harold Brown d/b/a Marquee Entertainment that Renown Pictures, Ltd., an affiliate of Noel Cronin, the former head of our Team Dandelion subsidiary, was in default under a $950,000 10% installment note which we have guaranteed. The holder of such note has orally agreed to forebear from commencing suit on our guaranty if we are able to arrange for payment of approximately $119,000 plus accrued interest within the next 30 days. If we or the maker of the note are unable to timely finance such installment payment, we may be held liable for the entire unpaid balance plus accrued interest.

Item 4.        Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fiscal year ended December 31, 2000.



                                    PART II
                                    -------

Item 5.        Market for Common Equity and Related Stockholder Matters

     Our common stock trades on the Nasdaq National Market under the symbol
"TMTV."   The following table sets forth the high and low last sales prices for the time period that our common stock has been publicly traded.


                                            Sales Prices For Common Stock
                                           ------------------------------
Quarter Ending                             High                       Low
--------------                             ----                       ---

March 31, 1999                             $ 2.87                     $1.75
June 30, 1999                               10.25                      2.75
September 30, 1999                           8.18                      6.00
December 31, 1999                            7.94                      5.00
March 31, 2000                              19.50                      4.06
June 30, 2000                               16.00                      7.56
September 30, 2000                           9.00                      5.88
December 31, 2000                            7.75                      1.94
March 31, 2001                               4.06                      0.50


     Since November 29, 1999, our common stock has also traded on the German Neuer Market under the symbol "TME."

     Holders
     As of April 7, 2001, there were 66 holders of record of the Company's common stock. The Company believes that there are approximately 136 beneficial owners of the Company's common stock.

     Dividends

     We did not pay any dividends on our common stock in 2000 and we do not anticipate paying dividends in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors.

     Recent Sales of Unregistered Securities

     During 2000, we issued the following securities:

  . in March 2000, we issued 64,800 shares of our common stock to Arab International Trust, Ltd. in exchange for the cancellation of $162,000 of indebtedness we owed;

  . in March 2000, we issued 128,600 shares of our common stock to Film Recoveries, Inc. in consideration for our acquisition of the Prestige film library of 28 titles;

  . in March 2000, we issued 67,117 shares of our common stock to National Securities Corporation upon the cashless exercise of certain underwriters' warrants granted to such firm in connection with our initial public offering;

  . in November 2000 we sold 100,000 shares of our common stock to Arbora Vermogensverwaltungen AG for $500,000;

  . during 2000, we also issued an aggregate of 990,300 shares of our common stock to various persons upon exercise of outstanding warrants and stock options, for which we received an aggregate of $3,162,100.

     For information concerning the proposed issuance and sale of shares of our common stock in 2001 to certain members of our new executive management, see
Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2000, 1999 and 1998 should be read in conjunction with our financial statements included elsewhere in this Annual Report.

     When used in conjunction in the following discussion, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected including, but not limited to those set forth in "Risk Factors" of this Item 6.

A.   General Discussion

     We derive substantially all of our revenues from distribution fees from the licensing of programming acquired from others, and the licensing of our original programming.

     We are engaged in developing concepts and acquiring literary and other story properties, the most promising of which serve as the basis for our series, pilot films, or made-for-television movies. If a script is accepted for production as a television movie or pilot, or if a pilot is accepted for production as a series, we and the network or distributor negotiate a license fee or distribution advance. This fee is a flat sum payment through which we generally attempt to cover a significant portion of our production costs and overhead. We do not customarily approve production of any genre unless we have pre-sold the property to a United States television network or a station group.

     With respect to series for the networks, HBO, Showtime and other cable channels, we generally attempt to negotiate significant license fees for both series and television movies. In many cases, we may invest additional sums in excess of network license fees to produce the best possible pilot, as the pilot is an essential sales tool in gaining network acceptance of a proposed series. In these cases, we will attempt to cover the excess production costs from working capital, third-party financing, projected sales of the episodes in the foreign marketplace, or a combination of these financing techniques.

     Our trade receivables historically increase as revenue increases. In accordance with SFAS No. 5, we record an allowance for doubtful accounts based, in part, on historical bad debt experience. Primarily as a result of our recent investigation regarding the lack of economic substance of certain agreements and related arrangements involving our Team Dandelion subsidiary, we recorded a $13.4 million provision for an allowance for doubtful accounts in 2000, as compared to allowances for doubtful accounts of $662,000 in 1999 and $664,000 in 1998.

     Typically, when we make a sale of a product, the purchaser of such product agrees to a payment schedule, usually based upon a time table which is either tied to milestones in the development of the product or the time period of the contract. If customers fail to make scheduled payments, our license agreements produce that we can repossess and resell such product. Because these payments often are spread out over a period of time, up to two years, the payments to be made in the future are recorded as discounted trade receivables.

     B.   Results of Operations

     Fiscal Year 2000 Compared to Fiscal Year 1999 (Restated)
     --------------------------------------------------------

     In late December 2000, our former Chief Financial Officer communicated concerns to our board of directors regarding certain of our transactions and those of our affiliates. In response, we initiated an investigation by an independent counsel and accountant. Thereafter, we and our independent auditors determined that approximately $21.0 million should be restated and charged against our results of operations in the fourth quarter of our fiscal year ended December 31, 2000 which, together with additional write downs of approximately $15.0 million in the value of our film libraries, and $6.7 million for other matters, resulted in a loss of approximately $42.7 million for fiscal 2000. In addition, we restated our 1999 statement of operations which resulted in a loss of approximately $4.3 million in 1999, as compared to previously reported net income of approximately $1.8 million. A substantial portion of these write-offs and adjustments to previously reported income were made by us after we investigated the following transactions:

  . We were informed that certain "deferred guarantee distribution agreements" with third party licensees to distribute film titles and/or film libraries were subject to additional agreements or amendments granting rescission rights to the third party licensees. Although we do not currently possess signed copies of all of such signed agreements or amendments, we now believe that these license agreements may be terminable at will and, accordingly, have excluded from income any purported revenues therefrom.


  . We determined that certain entities associated with the former managing director of our Team Dandelion subsidiary that had entered into deferred guarantee agreements with us were inactive entities that appeared not to have the financial or other ability to distribute films. Accordingly, we have increased our reserves for bad debts with respect to such guaranteed contracts.

  . We determined that three film libraries acquired during the years 1999 and 2000 were acquired at prices that substantially exceeded their fair value, although we continue to distribute these libraries to television stations in the countries in which we have distribution rights. It further appears that proceeds received from the sale of these film libraries to us were used to pay amounts due to us under distribution agreements with other entities.

     As a result of these findings, for the year ended December 31, 2000, we reported a net loss of approximately $42.7 million on total revenues of approximately $14.9 million compared to a net restated loss of approximately $4.3 million on total revenues of approximately $13.6 million for the year ended December 31, 1999. Our results for our fiscal year ended December 31, 1999 were restated in March 2001. The restatement of our 1999 statement of operations resulted in a net negative adjustment of approximately $6.1 million to our reported net income for such year.

     Cost relating to revenues was approximately $32.0 million for the year ended December 31, 2000 as compared to approximately $7.3 million for the year ended December 31, 1999. Gross profit (loss) margin on sales of television programming for the year ended December 31, 2000 was (115%) compared to 46% for the year ended December 31, 1999. The negative gross profit margin for the year ended December 31, 2000 was due to the substantial reductions in reported sales revenues and increased costs resulting from the questioned transactions and other matters described above.

     General and administrative expense was approximately $12.4 million for the year ended December 31, 2000 compared to approximately $8.8 million for the same period in 1999. Such general and administrative costs increased by approximately $3.6 million primarily due to consulting fees, compensation and the addition of the U.K. and German operations overhead. We also incurred an extraordinary loss of $1.0 million for the year ended December 31, 1999 related to the early extinguishment of approximately $5.8 million in debt. There were no such amounts for the year ended December 31, 2000.

     For the year ended December 31, 2000, the Company incurred $1,033,000 in interest expense and capitalized approximately $104,400 in interest on debt related to production. This is compared to $817,600 of interest expense incurred for the year ended December 31, 1999. The increase in the amount of interest incurred by us is due to an increase in our debt in 2000.

     Accounts receivable at December 31, 2000 were approximately $1.4 million (net of reserves for doubtful accounts of approximately $14.2 million), of which approximately 91% are derived from entities domiciled outside the United States. In 1999, all of our accounts receivable were derived from foreign entities. Restated accounts receivables in 1999 were approximately $8.8 million (net of reserves for doubtful accounts of approximately $831,000). The reduction in accounts receivable in 2000 is partially attributable to a $13.4 million reserve taken in 2000 against a receivable that was deemed fully collectible in 1999.

     Fiscal Year 1999 (Restated) Compared to Fiscal Year 1998
     ---------------------------------------------------------

     After giving effect to the elimination of approximately $10.5 million of previously reported revenues, restated revenues in fiscal 1999 were approximately $13.6 million, which were substantially identical to our revenues in 1998.

     Costs relating to revenues were approximately $7.3 million for the year ended December 31, 1999 as compared to approximately $9.1 million for the year ended December 31, 1998. The costs relate to amortization of production or acquisition costs of television programming for which revenue was recognized during the period. Gross profit margin on sales of television programming for the year ended December 31, 1999 was 46% compared to 33% for the period ended December 31, 1998. The higher gross profit margin for the year ended December 31, 1999 was due to our selling television programming acquired by us at attractive rates as opposed to selling more programming owned and produced by us in the year ended December 31, 1998.

     General and administrative expense increased to approximately $8.8 million for the year ended December 31, 1999 from approximately $3.3 million for the same period in 1998. Due to our increased activities related to film production, the 1999 amount excludes approximately $1.7 million in general and administrative expense that was capitalized to television programming costs, as an allocation of costs related to production, in accordance with SFAS No. 53. The overall increase in general and administrative expenses of $7.2 million is a result of an increase in employee expenses, primarily for our increased activities in production and development and European expansion, an increase in the accounts receivable allowance for doubtful accounts and certain litigation costs. The increase is also due to expenses associated with the issuance of securities to outside consultants as payment for their services.

     We also incurred an extraordinary loss, net of tax, of $1.0 million related to the early extinguishment of $5.8 million in debt in 1999. Interest expense was $0.8 million for the year ended December 31, 1999, as compared to $0.9 million for the year ended December 31, 1998.

     Accounts receivable at December 31, 1999 were approximately $8.8 million, all of which are from entities domiciled outside the United States. These receivables represent approximately 15% of our total assets. As a consequence of our October 1999 acquisition of Dandelion, certain receivables resulting from sales made prior to the acquisition are now considered due from related parties for financial reporting purposes. In June 1999, we entered into a five year license agreement for certain territories including the UK of 20 made-for-television movies with Renown Pictures, Ltd., a UK company owned by Noel Cronin, formerly the owner of Dandelion. At December 31, 1999 the receivable due from Renown was approximately $2.2 million. Subsequent to December 31, 1999, we received payments of $1.5 million per the terms of the agreement. Noel Cronin is also a director of String of Pearls Plc. In September 1999, we entered into a 10 year license agreement for certain European territories including Germany, France and Italy, of 20 made-for-television movies with String of Pearls Plc. At December 31, 1999, the receivable due from String of Pearls Plc was approximately $5.0 million, which Mr. Cronin personally guaranteed in accordance with a written document we relied upon. Mr. Cronin has since disputed the validity of his guaranty. We intend to actively pursue collection of the full amount of this receivable from both String of Pearls Plc and Mr. Cronin. However, in fiscal 2000 we fully reserved this account receivable as a doubtful account, as compared to the $831,000 we had established as an allowance for doubtful accounts as of December 31, 1999.

     C.   Liquidity and Capital Resources.

     The television industry is highly capital intensive. During the year ended December 31, 2000, the Company used cash of approximately $29.6 million. Our operating activities were funded primarily from the remaining cash proceeds of the issuance of common stock in a public offering in Germany that closed during the fourth quarter of 1999. We had a loan from Mercantile Bank for $875,000 as of December 31, 2000. As of March 31, 2001, the outstanding credit at Mercantile Bank was increased to $2,000,000. The borrowings are secured by substantially all of our assets.

     During the third quarter, we closed a $1,792,700 financing transaction with Imperial Bank with respect to the television series, "Call of the Wild." Pursuant to this transaction, we were to defer all of our distribution fees for distributing "Call of the Wild" until Imperial Bank's loan was repaid. The net proceeds of the loan were approximately $1,573,000. This loan was refinanced in October pursuant to a financing transaction with Call of the Wild Distribution LLC, an unaffiliated third party ("CWD"), and Heller EMX Inc. We sold to CWD our interest in the series "Call of the Wild", and then leased back the series. In connection with such agreements we have agreed to repay to CWD the sum of $7,044,000 which amount has been assigned to Heller. Heller provided the acquisition loan to CWD to acquire the series. We netted $7,644,000 from the transaction and used some of the proceeds to payoff the loan from Imperial Bank. Our guaranty is secured by all rights to the "Call of the Wild" television series and is due in November 2002. The amount guaranteed bears interest at 4.625% over LIBOR. We continue to pursue alternative financing for production and under the terms of such financing we may defer a significant portion if not all of our distribution fees until such financing is repaid.

     We have defaulted in the payment of our March and April 2001 installments due to Heller and are currently in discussions to restructure the repayment schedule and our credit agreement. There can be no assurance, however, that we will be able to successfully consummate a restructuring of this indebtedness which would waive our defaults on commercially satisfactory terms, if at all.
If we are unable to restructure this indebtedness, Heller could foreclose on the "Call of the Wild" television series and seek damages against us for the deficiency, if any, they realize upon sale of such collateral.

     In April 2001, we were advised by Harold Brown d/b/a Marquee Entertainment that Renown Pictures, Ltd., an affiliate of the former head of our Team Dandelion subsidiary, was in default under a $950,000 10% installment note which we have guaranteed. The holder of such note has orally agreed to forebear from commencing suit on our guaranty if we are able to arrange for payment of approximately $119,000 plus accrued interest within by May 15, 2001.

     We are also in arrears in the payment of approximately $28,000 in rent under our current office lease.

     On November 29, 1999, we completed the sale of 6,150,000 shares of our common stock, 150,000 shares of which were sold by and for the account of a selling shareholder, in an underwritten offering on the German Neuer Markt (the "German Offering"). The German Offering was underwritten by Gontard & MetallBank AG and a group of associated underwriters. The offering price was $6.21 per share. The net proceeds to us were approximately $31,500,000 after deducting underwriting fees and estimated offering expenses. Approximately $9,400,000 of the net proceeds was used to repay our outstanding indebtedness.

     As a result of significant cash expenditures incurred by us in 2000, at December 31, 2000 our cash position was only $2.6 million, which has since deteriorated to approximately $214,000 at March 31, 2001. At December 31, 2001 and March 31, 2001, our borrowing availability under existing credit lines was $125,000 and $-0-, respectively. At March 31, 2001, our rate of monthly cash expenditures exceeded our cash revenues by approximately $200,000.

     In an effort to preserve our remaining cash resources, we have undertaken to reduce our operating expenses and hope to achieve annualized cost reductions of approximately 40% by the end of 2001. We are also actively seeking private sources of financing, including increasing our bank lines and obtaining additional equity from third party sources. Although we recently received a $1.0 net increase in our banking facility to a total of $2.0 million, such increased facility has been fully drawn upon and, to date, we have not obtained any additional cash equity financing.

     Even with our reduced level of expenditures, there is no assurance that we will be able to generate sufficient cash, either from operations, sales of assets or external financings, to meet our operating costs and other cash payment obligations. The opinion of our auditors in certifying our financial statements for the fiscal year ended December 31, 2000 contains a "going concern" qualification in which they express reservations and doubts about our ability to sustain our business and operations, absent immediate financing.

     Although we continue to actively explore a variety of types of debt or equity financing, no assurance can be given that such financing can ultimately be obtained or, if obtained, that it will be on reasonably attractive terms.

     D.   Risk Factors

     Although we have generated profitable operations prior to 1999, we incurred significant losses in each of fiscal years ended December 31, 2000 and 1999, and have experienced a negative cash flow from operations during each of the past five fiscal years. We can not assure you that we will be able to be profitable in the foreseeable future or that we will be able to generate positive cash flow from our operations.

     We are also subject to certain factors affecting the television industry generally, such as (a) sensitivity to general economic conditions; (b) critical acceptance of our products; and (c) intense competition. Virtually all of our competitors are substantially larger than we are, have been in business longer than we have and have more resources at their disposal. The television industry is currently evolving into an industry in which certain multi-national, multi-media entities, because of their control over key film, magazine, and/or television content, as well as key network and cable outlets, will be able to dominate certain communications industry activities in the United States and abroad. These competitors have numerous competitive advantages, including the ability to acquire financing for their projects and attract superior properties, personnel, actors and/or celebrity hosts.

     As a result of our recent public announcement disclosing the adverse financial results for fiscal 2000, in March 2001 we were named as a defendant in a number of class action suits. See Part 1, Item 3, "Legal Proceedings." The
                                                      -----------------
amounts of damages sought in these lawsuits are unspecified. There can be no assurance that our insurance will cover us or, if we are covered, that it will be adequate to fully pay damages, if any, and expenses we may incur from this litigation. In addition, the existence of this litigation may materially and adversely effect our ability to raise much needed capital.

     The SEC and the NASD are currently reviewing the events and circumstances leading up to the restatement of our 1999 statement of operations and extensive net losses in 2000. The SEC could seek to take action against us or others and the NASD may commence proceedings to delist us from trading on the Nasdaq Stock Market, either of which events would have a material adverse effect on our financial condition and prospects.

     As of December 31, 2000, we wrote off approximately $12.0 million of the accounts receivable reflected on our September 30, 2000 balance sheet as a result of our conclusion that certain assets and contractual arrangements lacked economic substance. After giving effect to such write-off, we had approximately $1.4 million in receivables net of reserves, of which 50% were represented by one customer. To cover the possibility that one or more of our customers could fail to pay monies owed to us, we currently maintain an allowance for doubtful accounts of approximately $14.2 million. If we are required to make an additional allowance for these receivables, our results of operations and financial condition in future periods could be adversely affected. Since December 31, 2000, we have collected approximately $544,000 of our December 31, 2000 receivables.

     Substantially all of our revenues are derived from the production and distribution of television series and made-for-television movies. The television industry in general, and the development, production and distribution of television programs, in particular, is highly speculative and involves a substantial degree of risk. Since each project is an individual artistic work and its commercial success is primarily determined by audience reaction, which is volatile and unpredictable, there can be no assurance that any entertainment property will make money. Even if a production is a critical or artistic success, there is no assurance that it will be profitable. In particular, to the extent that our product caters to the tastes of television audiences in the United States, our results may be affected by the inability to attract audiences in our newly addressed markets, especially Europe. If we are unable to attract productions which compete effectively in the global marketplace, our financial condition and results of operations could be materially adversely affected.

     The television industry is highly capital intensive. Our operations have been characterized by ongoing capital shortages caused by extensive expenditures in acquiring or producing television films, slowness in collecting receivables and the inability to establish an adequate long term banking relationship. For example, in November 1999 we completed a public offering of our securities in Germany, resulting in net proceeds to us of approximately $31,500,000. However, as a result of debt repayments and substantial expenditures in 2000, as of March 31, 2001, our cash position was only $214,000. In an effort to preserve our remaining cash resources, we have undertaken to reduce our operating expenses and hope to achieve annualized cost reductions of approximately 45% by the end of 2001. We are also actively seeking private sources of financing, including increasing our bank lines and obtaining additional equity from third party sources. Although we recently received a $1,000,000 net increase in our banking facility, we fully utilized such increased facility and, to date, we have not obtained any additional cash debt or equity financing. There is no assurance that such financing will be available on commercially acceptable terms, if at all.

     There can be no assurance that once we commit to produce a series which has been licensed to a network, that the network will order and broadcast enough episodes so that we can syndicate the series in the United States. Typically, there needs to be at least 65 episodes of a series produced in order to "strip" or syndicate the series in the daily re-run market. Networks can generally cancel a series at stated intervals and, accordingly, do not commit in advance to exhibit a series for more than a limited period. If a series is canceled before the minimum number of shows necessary to syndicate or "strip" have been produced, there is the risk that the production costs of the project will not be fully recovered. Similar risks apply for a series produced for a non-network medium.

     Our revenues and results of operations are significantly dependent upon the timing and success of the television programming we distribute, which cannot be predicted with certainty. Revenues for any particular program may not be recognized until the program is produced and available for delivery to the licensee. Production delays may impact the timing of when revenues may be recognized under generally accepted accounting principles. Significant sales of our product take place at the industry's major selling markets, the most important of which are MIP-TV and MIPCOM-TV (the International Film and Program Market for TV, Video, Cable & Satellite) which take place in France in the second and fourth quarters, respectively, and NATPE, which takes place in the United States in January. Finally, production commitments are typically obtained from networks in the spring (second quarter), although production activity and delivery may not occur until later periods. We may experience significant quarterly variations in our operations, and results in any particular quarter may not be indicative of results in subsequent periods. Such variations may lead to significant volatility of our share price.

     Our results will also be affected by the allocation of revenue between product we produce and own as compared to product which we distribute on behalf of third party producers and for which we are paid a distribution fee. In addition, our margins are also affected by the age of the product which we acquired from third parties or previously produced. Where we are paid a distribution fee, our expenses as a percentage of revenue will typically be higher, and our margins lower, because we record as an expense the participations owing to the copyright owners. Where we are exploiting products which we own outright we do not record such expenses, and our margins will typically be higher. With respect to sales of our own product, rather than recording a participation expense, we record as an expense the amortization of our acquisition or production costs, which amortization is typically recognized over several financial reporting periods. Sales of older products owned by us, where acquisition or production costs may be substantially or fully amortized, will have significantly higher margins than initial sales on newer products where the sales potential of the product has not been tested and we are incurring significant production costs.

     Our business also depends upon the protection of the intellectual property rights that we have to our film properties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and exploit our products. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our film properties, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and Europe.

     In recent years, there has been significant litigation in the United States involving intellectual property rights. We may become party to litigation in the future to protect our intellectual property rights or as a result of the alleged infringement of other's intellectual property. These claims and any resulting lawsuits could subject us to significant liability and invalidation of our property rights. Such litigation could also force us to take measures harmful to our operations, such as to stop selling certain products or to obtain a license from the owner of infringed intellectual property. Any such infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and materially adversely affect our financial condition and results of operations.

     The market price of our common stock has declined since our announcement in February 2001 from approximately $3.3125 per share to $0.875 per share as at March 28, 2001. Accordingly, it may be anticipated that any equity-type financing we are able to obtain in the future will result in significant dilution to our shareholders. Our common stock has been listed on the Nasdaq SmallCap Market since July 29, 1998 and on the Frankfurt Stock Exchange's Neuer Market since November 29, 1999. On April 24, 2000, our stock commenced trading on the Nasdaq National Market System. The market prices for securities of companies with limited operating history, including us, have historically been highly volatile both on Nasdaq and the Frankfurt Stock Exchange's Neuer Market. Significant volatility in the market price of our common stock may arise due to factors such as:

     .    our developing business;
     .    a continued negative cash flow;
     .    relatively low price per share;
     .    relatively low public float;
     .    variations in quarterly operating results;
     .    general trends in the television industry;
     .    the number of holders of our common stock; and
     . the interest of securities dealers in maintaining a market for our common stock.

     As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and could cause a severe decline in the price of our common stock.

     Sale of substantial amounts of our common stock, the issuance of substantial amounts of warrants and options granting the right to receive shares of our common stock or the prospect of such sales or issuances, respectively, could materially adversely affect the market price of our common stock. We have outstanding approximately 14.5 million shares of common stock, and approximately 2.9 million shares of common stock are issuable upon exercise of outstanding warrants and options. Of these shares, approximately 1,680,000 shares are restricted shares under the Securities Act of 1933, as Amended (the "Act"). We filed a registration statement on Form S-8 under the Act to register the sale of approximately 1,000,000 shares of our common stock reserved for issuance under our 1999 Stock Option, Deferred Stock and Restricted Stock Plan. Shares of our common stock issued upon exercise of options are available for sale in the public market, subject in some cases to volume and other limitations.

     F.   Recent Accounting Pronouncements.

     We have adopted certain new accounting requirements for television and film companies respective to financial reporting in the United States.

     We recognize revenues from licensing agreements covering entertainment product when the product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53 "Financial Reporting by Producers and Distributors of Motion Picture Films" and Statement of Position ("SOP") 00-02 "Accounting by Producers and Distributors of Film" which intends to amend the existing guidelines.

     As required by SFAS No. 53, we value our film cost at the lower of unamortized cost or net realized value on an individual title basis. Film costs represent those costs incurred in the development, production and distribution of television products. These costs have been capitalized in accordance with SFAS No. 53. Amortization of film cost is charged to expense and third party participations are accrued using the individual film forecast method whereby expense is recognized in the proportion that current year revenues bear to an estimate of ultimate revenue.

     As the Company previously was subject to the requirements of SFAS No. 53 we now follow the guidance in the Statement of Position, "Accounting by Producers and Distributors of Films." This Statement of Position is effective for financial statements for fiscal years beginning after December 15, 1999. The Company elected to adopt this Statement of Position early and such pronouncement has approximately a $4.0 million impact on the Company's results of operations and financial position as of and for the year ended December 31, 2000.

     G.   Additional Information

     We intend to provide an annual report to our security holders. The annual report will include audited financial statements.

     We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the SEC, we file reports, proxy statements and other information. You may inspect such reports, proxy statements and other information at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, DC 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, DC 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov or call (800) SEC-0330.

Item 7.        Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Team Communications Group, Inc.

We have audited the consolidated balance sheet of Team Communications Group, Inc. and subsidiaries as of December 31, 2000 and as of December 31, 1999 (restated), and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Team Communications Group, Inc. and subsidiaries at December 31, 2000 and as at December 31, 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 (restated), in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring losses and has had negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ STONEFIELD JOSEPHSON, INC.

STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California

April 13, 2001

PART 1 - FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                        TEAM COMMUNICATIONS GROUP, INC.

Item 1 Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                           (Dollar Amounts in 000's)

                                                                                              DECEMBER 31
                                                                                              -----------
                                                                                                        1999

                                                                                     2000              (Restated)
                                                                                    ------              --------
ASSETS
Cash and cash equivalents                                                        $  2,610.8              $21,088.7
Trade receivables, net of allowance of doubtful accounts of
 $14,155.5 and $831.0, respectively, including $5,275.0 due from
 related parties at December 31, 1999                                               1,376.1                8,830.6
Television programming costs, net of accumulated amortization of
 $29,600.0 and $15,322.3, respectively                                             24,080.4               27,592.6
Due from officer                                                                      - 0 -                  170.4
Fixed assets net                                                                    1,878.8                  595.7
Goodwill                                                                              - 0 -                1,048.2
Prepaid and other assets                                                              668.9                1,415.8
                                                                                 ----------              ---------
Total Assets                                                                     $ 30,615.0              $60,742.0
                                                                                 ==========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued expenses and other liabilities                         $  7,128.7              $ 7,873.3
Deferred taxes                                                                        - 0 -                  763.8
Deferred revenue                                                                    3,327.0                  559.4
Accrued participations                                                              1,120.7                3,771.5
Bank line of credit                                                                   - 0 -                  350.0
Notes payable                                                                       8,688.0                  153.8
Accrued interest                                                                      230.4                   32.1
                                                                                 ----------              ---------
Total Liabilities                                                                $ 20,494.8              $13,503.9
                                                                                 ----------              ---------
Commitments and contingencies

Shareholders' equity:
 Preferred stock no par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value: 40,000,000 shares authorized; 14,246,339
 and 12,895,509 issued and outstanding, respectively                                    1.0                    1.0
Paid in capital                                                                    57,566.4               51,693.0
Accumulated other comprehensive loss                                                 (352.2)                 (26.0)
Accumulated Deficit                                                               (47,095.0)              (4,429.9)
                                                                                 ----------              ---------
Total shareholders' equity                                                         10,120.2               47,238.1
                                                                                 ----------              ---------
Total liabilities and shareholders' equity                                       $ 30,615.0              $60,742.0
                                                                                 ==========              =========

  The accompanying notes are an integral part of these financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollar Amounts in 000's)

                                                                                       YEAR ENDED DECEMBER 31
                                                                                  ---------------------------------
                                                                                                            1999
                                                                                     2000                (Restated)
                                                                                    ------              -----------
Revenues, including related parties of $5.275 in 1999                            $  14,932.4             $13,612.0
Cost of revenues                                                                    32,017.5               7,335.1
Bad debt expense                                                                     5,375.0                 662.0
Restructuring Expense                                                                3,500.0                     -
General and administrative expenses                                                 12,415.9               7,771.3
                                                                                 -----------             ---------
Loss from operations                                                               (38,376.0)             (2,494.4)
Interest expense                                                                      (929.4)               (817.6)
Interest income                                                                        747.3                  96.0
                                                                                 -----------             ---------
Loss before income taxes                                                           (38,558.1)             (3,216.0)
Provision for state income taxes, current                                            ( 107.0)                    -
                                                                                 -----------             ---------
Loss before extraordinary item and cumulative
       effect of  accounting change                                              $ (38,665.1)            $(3,216.0)
Extraordinary loss from early extinguishment of debt                                       -              (1,034.5)
Cumulative effect of change in accounting principle - See Note 2                    (4,000.0)                    -
                                                                                 -----------             ---------
Net loss                                                                         $ (42,665.1)            $(4,250.5)
                                                                                 ===========             =========
Basic and diluted loss per common share
  Loss before extraordinary item and cumulative effect                           $     (2.80)            $   (0.57)
  Extraordinary loss                                                                       -                 (0.18)
  Cumulative effect                                                                     (.29)                    -
                                                                                 -----------             ---------
  Net loss per common share - basic and diluted                                  $     (3.09)            $   (0.75)
                                                                                 ===========             =========
Weighted average number of shares outstanding - basic and diluted                   13,798.2               5,658.7
                                                                                 ===========             =========

  The accompanying notes are an integral part of these financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (Dollar amounts in 000's)

                                                                                              Accumulated
                                        Common Stock                                             Other
                                    ---------------------
                                    Number of                   Paid In        Treasury       Comprehensive      Accumulated
                                     Shares       Par Value     Capital         Stock              Loss            Deficit
                                   ----------     ---------     -------        --------       -------------      -----------
Balance at December 31, 1998        2,816,135          $1.0    $ 7,612.7         $(34.6)       $         -       $    (179.4)
Net loss for the year ended
 December 31 1999 (restated).
 See Note 12                                                                                                        (4,250.5)
Sale of treasury stock                 17,000                                      34.6
Issuance of common stock
 in connection with
 conversion of debt                 1,219,974                    2,299.6
Issuance of common stock
 for services                         464,000                    1,032.4
Issuance of warrants for
 services                                                          318.1
Issuance of warrants for debt                                      443.5
Issuance of debt with beneficial
  conversion feature                                               730.0
Issuance of common stock
 for Dandelion acquisition            386,847                    2,500.0
Issuance of common stock
 in the German Offering             6,000,000                   31,508.5
Private placement of
 common stock                       1,188,334                    4,255.2
Exercise of warrants                  763,219                      788.8
Issuance of stock for
 legal settlements                     40,000                      203.9
Foreign currency translation
  adjustment                                                                                 $ (26.0)
                                    ---------          -----   ---------         --------    -------             -----------
Balance at December 31,
 1999 (Restated)                   12,895,509          $1.0    $51,693.0         $    -      $ (26.0)            $ (4,429.9)
Net loss for the year
 ended December 31, 2000                                                                                          (42,665.1)
Issuance of common stock
 for film library
 acquisition                          128,572                    912.0
Private placement of
 common stock and
 conversion of debt                   164,800                    500.0
Issuance of warrants for
 services                                                      1,299.3
Issuance of common stock
 for cashless exercise of
 representation warrants               67,117
Exercise of warrants and
 options                              990,341                    3,162.1
Foreign currency translation
  adjustment                                                                                        (326.2)
                                   ----------          ----    ---------         ------            -------       ----------

Balance at December 31, 2000       14,246,339          $1.0    $57,566.4         $    -            $(352.2)      $(47,095.0)
                                   ==========          ====    =========         ======            =======       ==========

   The accompanying notes are an integral part of these financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Amounts in 000's)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                         1999
                                                                                                         ----
                                                                                    2000              (Restated)
                                                                                    ----              ----------
OPERATING ACTIVITIES
Net loss                                                                          $(42,665.1)          $ (4,250.5)
Adjustments to reconcile net income to cash used for operating activities
     Depreciation and amortization                                                   1,371.4                 28.9
     Amortization of television programming costs                                   39,833.4              7,335.1
     Provision for doubtful accounts                                                13,439.8              1,662.1
     Additions to television programming costs                                     (35,409.2)           (19,108.8)
     Amortization of notes payable discount                                                -                 41.1
     Stock and warrants issued in exchange for services                              1,299.3              1,554.4
Change in assets and liabilities, including effect of acquisition:
     (Increase) decrease in trade receivables                                        5,985.3             (3,659.8)
     (Increase) decrease in prepaid and other assets                                   746.9             (1,263.6)
     Increase (decrease) in accounts payable, accrued expenses and
      other liabilities                                                             (1,280.8)             2,616.6
     Increase (decrease) in deferred revenue                                         2,767.6                 86.5
     Increase in accrued participations                                             (2,650.8)               745.7
     Decrease in accrued interest                                                      198.3               (498.8
Foreign currency translation adjustment                                               (326.2)               (26.0)
                                                                                ------------          -----------
     Net cash used for operating activities                                        (28,660.7)           (14,737.1)
                                                                                ------------          -----------
INVESTING ACTIVITIES:
     Purchase of fixed assets                                                       (1,606.4)              (173.2)
     Acquisition of Dandelion, net of cash acquired                                        -             (2,021.7)
     (Increase) decrease in due from officer                                           170.4                (25.0)
                                                                                ------------          -----------
Net cash used for operating activities                                              (1,436.0)            (2,219.9)
                                                                                ------------          -----------
FINANCING ACTIVITIES
     Proceeds from issuance of notes payable and warrants                           10,610.6             10,998.9
     Change in bank line of credit                                                    (350.0)              (764.0)
     Principal payment on loan due to shareholder                                          -               (500.0)
     Issuance of common stock                                                        3,662.1             37,726.3
     Sale of treasury stock                                                                -                 34.6
     Extraordinary charge for early retirement of debt                                     -              1,034.5
     Principal payment of notes payable                                             (2,304.2)           (11,512.3)
                                                                                ------------          -----------
Net cash provided by financing activities                                           11,618.5             37,018.0
                                                                                ------------          -----------
     Net change in cash                                                            (18,477.9)            20,061.0
     Cash at beginning of year                                                      21,088.7              1,027.7
                                                                                ------------          -----------
     Cash at end of year                                                          $  2,610.8           $ 21,088.7
                                                                                ============          ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                                $    835.5           $    930.0
     Income taxes paid                                                            $    152.3           $     17.4

   The accompanying notes are an integral part of these financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
                           (Dollar Amounts in 000's)

                                                                                      Year Ended December 31,
                                                                                    2000                   1999
                                                                                    ----                   ----
Issuance of shares in connection with the acquisition of Dandelion                $      -               $2,500.0

Issuance of shares and warrants in connection with services provided to us        $1,299.3               $1,554.4

Issuance of shares in connection with extinguishment of debt                      $      -               $2,229.6

Issuance of shares in connection with acquisition of film rights                  $  912.0                    ---

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Going Concern
-------------

For the years ended December 31, 2000 and 1999, the Company has had negative cash flows from operations of $30,700,200 and $14,737,100, respectively and has incurred net losses of $42,665,100 and $4,250,500, respectively. The Company's expenses continue to exceed its income. In addition, the Company requires an immediate infusion of working capital to continue its present operations. The Company is taking the following steps to obtain financing and raise working capital:

     .   Attempting to sell up to $4 million in equity

     .   Refinancing of film programming inventory

     .   Close-down of European offices

     .   Strategic partnerships and mergers

     .   Significant reductions in Company overhead

     .   Increased sales effort on a world-wide basis

There can be no assurances that the Company will be able to achieve any of these objectives. There can be no assurances that the Company will be able to obtain such additional funds or that, if obtained, it will be able to achieve or sustain significant revenues or profitability in the future.

Principles of Consolidation
---------------------------

The accompanying consolidated statements include the accounts of Team Communications Group, Inc. and subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation
----------------------------

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

Revenue Recognition
-------------------

Revenue from licensing agreements covering entertainment product owned by the Company is recognized when the entertainment product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met in accordance with generally accepted accounting principles. The portion of recognized revenue which is to be shared with the producers and owners of the license program material (participations payable and due to producers) is accrued as the revenue is recognized. Deferred revenues consist principally of advance payments received on television contracts for which program materials are not yet available for broadcast or exploitation. Such amounts are normally repayable by the Company only if it fails to deliver the related product to the licensee.

Sales to five major customers accounted for approximately 85% and 73% of the Company's total operating revenue for the year ended December 31, 2000 and 1999.

Cash
----

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of interest-bearing securities with original maturities of less than 90 days.

Television Program Costs
------------------------

Television program costs are valued at the lower of unamortized cost or net realizable value on an individual title basis. Television program costs represent those costs incurred in the development, production and distribution of television projects. These costs have been capitalized in accordance with generally accepted accounting principles. Amortization of television program costs is charged to expense and third-party participations are accrued using the individual film forecast method whereby expense is recognized in the proportion that current year revenues bear to an estimate of ultimate revenue. Such estimates of ultimate revenue are prepared and reviewed by management, and estimated losses, if any, are provided for in full. Development costs are reviewed by management and charged to expense when abandoned or, even if still being actively developed, if not set for principal photography within three years of initial development activity.

Fixed Assets
------------

Fixed assets include office furnishings, fixtures and equipment. Office furnishings, fixtures and equipment are depreciated over a useful life of five years. All depreciation expense is calculated using a method approximating straight line depreciation. Fixed assets are net of $578,400 in accumulated depreciation at December 31, 2000.

Prepaid and Other Assets
------------------------

The balance represents security deposits and prepaid expenses.

Debt with Stock Purchase Warrants and Beneficial Conversion Features
--------------------------------------------------------------------

The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities and/or beneficial conversion features. Fair value of the debt element of the financial instrument is determined by discounting the future payments of principal and interest, based upon management's estimate of its borrowing rate for similar financial instruments of this risk (generally 15%), and the balance of the proceeds is accounted for as additional paid in capital. The resulting debt discount is amortized to expense over the term of the debt instrument, using the effective interest method. In the event of settlement of such debt in advance of the maturity date, a loss is recognized based upon the difference between the then carrying amount (i.e., face amount less unamortized discount) and the amount of payment. When debt is redeemed or converted to share of common stock prior to maturity any remaining discount is expensed to Extraordinary loss from early extinguishments of debt as reflected in the 1999 financial statements.

Unclassified Balance Sheet
--------------------------

In accordance with the provisions of SOP 00-02, the Company has elected to present an unclassified balance sheet.

Financial Instruments
---------------------

The carrying amounts of financial instruments including cash and cash equivalents, short term accounts receivable, accounts payable, loans payable, and deferred revenue approximated fair value as of December 31, 2000, because of the relatively short maturity of these instruments. The carrying value of long term accounts receivable approximated fair value as of December 31, 2000, because the instruments are valued at the Company's effective borrowing rate.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially differ from those estimates.

Concentration of Credit Risk
----------------------------

One customer represented approximately 40% of the trade receivable balance at December 31, 2000.

Net Earnings Per Common Share
-----------------------------

The Company computes net earnings per share following SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded as their effect would be antidilutive.

Recent Pronouncements Effective Subsequent to 1999
--------------------------------------------------

In June 1998, the United States Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," initially effective for fiscal years beginning after June 15, 1999 and extended to June 15, 2000 by SFAS No. 137. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

An entity that had previously been subject to the requirements of SFAS No. 53 should follow the guidance in a Statement of Position 00-02, "Accounting by Producers and Distributors of Films" and SFAS No. 139, which rescinded SFAS No.
53. The Company elected to adopt this Statement of Position early and such pronouncement has approximately a $4.0 million negative impact on the Company's results of operations and financial position as of and for the year ended December 31, 2000.

In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness. Management does not believe that this pronouncement will have a material impact on the financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("Interpretation 44"), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that are effective retroactively back to December 15, 1998 and January 12, 2000. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

In October 1999, the Company completed its acquisition of Dandelion Distribution Ltd. (Dandelion). Aggregate consideration consisted of 386,847 shares of the Company's common stock for an equity value of $2.5 million and $2.5 million in cash.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the acquisition cost of $5.2 million (including transaction costs) has been allocated to the assets acquired and liabilities assumed based on estimates of their fair value. While goodwill was recognized at acquisition, the Company's management determined that there was an impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and determined that a writedown of $2.5 million was required as of December 31, 2000.

Pro Forma operating results for 1999 as if the acquisition had taken place at the beginning of that year, are as follows (restated):

(in Thousands, except per share amounts) (unaudited)

                                                                Acquisition 1999
                                                                ----------------
Revenue                                                              $15,820
Operating Loss                                                        (2,787)
Loss before extraordinary item                                        (3,349)
Net loss                                                              (4,474)
Basic EPS
  Loss before extraordinary item per share                             (0.59)
  Net loss per share                                                   (0.79)

The Company decided to close down the U.K. operations on March 31, 2001. All costs for such divestiture have been accrued as of December 31, 2000. The Company also closed its German offices and has accrued $950,000 relative to such restructuring transactions. See Note 12.

NOTE 4 -- TELEVISION PROGRAM COSTS:

Television program costs consist of the following:

                           (Dollar Amounts in 000's)

                                                                        1999
                                                                        ----
                                                       2000          (Restated)
                                                       ----          ----------
In process and development                            $   734.0       $   480.0
Released, less accumulated amortization                23,346.4        27,112.6
                                                      ---------       ---------
                                                      $24,080.4       $27,592.6
                                                      =========       =========

Based on management's estimates of future gross revenue as of December 31, 2000, approximately 70% of the $23,346,400 in unamortized released television program costs will be amortized during the three years ending December 31, 2003 and 90% will be amortized during the five years ending December 31, 2005.

NOTE 5 -- INCOME TAXES:

Deferred taxes result from temporary differences in the recognition of expense for tax and financial statement reporting purposes.

A reconciliation of the difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income (loss) before income taxes are as follows for the periods ending:

                                                                  DECEMBER 31,
                                                                          1999
                                                                          ----
                                                              2000    (Restated)
                                                              ----    ----------
 Statutory federal tax rate                                   35%         35%
 State income tax provision                                    0%          0%
 Changes in valuation allowance                              (35%)       (35%)

 Effective tax rate                                            0%          0%
                                                               ==          ==

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

The components of the net deferred liability are as follows:

                                                           2000         1999
                                                           ----         ----
Deferred income tax assets
        Net operating loss carry-forwards                $ 18,800     $ 1,700.0
        Deferred revenue                                    1,300       1,500.0
        Allowance for doubtful accounts                     5,700         300.0
                                                         --------     ---------
Total deferred income tax assets                           25,800       3,500.0
Deferred tax liability U.K. basis                             -0-         763.8
Valuation reserve                                         (25,800)     (3,500.0)
                                                         --------     ---------
Net deferred income tax liabilities                      $    -0-     $   763.8
                                                         ========     =========

The Company's net operating loss carry-forward for federal and state income taxes is approximately $47,000,000 expiring in 2016 and 2017.

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

Noel Cronin is a director of String of Pearls Plc ("SOP"). In September 1999, the Company entered into a ten-year license agreement with String of Pearls Plc for certain European territories, including Germany, France and Italy, for 20 made-for-television movies ("MOWS"). In a separate agreement in March 2000, the Company licensed from SOP the Italian rights to 19 feature films.

Noel Cronin is a director of Leisureville Ltd., doing business as DD Video. In August 1999, the Company entered into a ten-year license agreement with DD Video to acquire worldwide television rights excluding the United Kingdom for certain
films and documentaries.   In April 2000, the Company entered into a ten-year
license agreement with DD Video to acquire worldwide television rights excluding the United Kingdom for the same films and documentaries.

As a result of a special investigation by the Company's Board of Directors (the "Board"), it was determined that the foregoing related party transactions, except for the second DD Video license agreement of April 2000, were without economic substance. These transactions were reversed in the current year, reserved as part of the prior year restatement, or the transactions were substantially impaired and fully reserved in the current year.

The due from officer balance at December 31, 2000 represents $1,045,000 of payments made by the Company on behalf of and short-term interest free loans made to the Chairman and CEO, net of a 100% reserve.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

On October 24, 1999, the Company was served with a complaint from Beyond Entertainment ("Beyond"), the licensee of Water Rats Seasons I & II. The complaint, which seeks an accounting and termination of the license agreement. In March 2001, the Company settled with Beyond for $675,000, which amount was accrued at December 31, 2000.

On September 5, 2000, suit was filed against the Company alleging, breach of contract and fraud in a matter styled Frankfurter Film Products Inc. ("FFP") v. TEAM Communications Group, Inc., filed in the Federal Court in Los Angeles, California. This action arises out of an April, 2000 agreement pursuant to which FFP and the Company agreed, subject to certain conditions, to form an operating entity in Germany valued at 1.5 million shares of the Company's common stock. Although the Company is currently in settlement discussions with FFP, which may involve a revised working relationship, there can be no assurances that the settlement of this litigation will be consummated on commercially acceptable terms, if at all.

On or after March 9, 2001, a number of securities class action complaints were filed against the Company, its former chief executive officer and a former chief financial officer in the United States District Court for the Central District of California on behalf of purchasers of the Company's publicly traded securities during the period between November 23, 1999 and February 12, 2001. These class action complaints were brought pursuant to the Securities Exchange Act of 1934, as amended, and allege violation of Section 10(b) and Rule 10b-5 thereunder, and Section 20(a) of that Act. These actions were a result of the Company's February 13, 2001 public announcement concerning the substantial losses and financial adjustments expected to be recorded for fiscal 2000. The plaintiffs seek unspecified damages. The Company is currently evaluating the merits of such claims.

The Company maintains directors and officers liability insurance coverage, including coverage of the Company for securities claims (the "D&O policies"). There can be no assurance that the D&O policies will cover the Company or that it will be adequate to fully pay damages, if any, and expenses in connection with these pending class actions or other similar actions which may be filed against the Company.

The Company leases office space and certain office equipment. The total lease expense was $363,700 and $165,000 for the periods ended December 31, 2000 and December 31, 1999, respectively. The various operating leases to which the Company is presently subject require minimum lease payments for the years ending December 31, as follows:

     2001                                      $  412,700
     2002                                         424,500
     2003                                         436,300
     2004                                         448,200
     Thereafter                                    52,500
                                               ----------
          Total                                $1,774,200
                                               ==========

NOTE 8 -- NOTES PAYABLE:

On December 31, 2000, the Company had outstanding $875,000 loan secured by all the assets of the Company, which accrues interest on the outstanding balance at 1.75% over Mercantile Bank's certificate of deposit rate. The Company defaulted on certain financial obligations and received a waiver from the bank of a financial covenant violation.

The Company obtained a loan in the amount of $150,000 from Nick Kahla, which carries interest at 17% per annum and matured on March 16, 1999. As of December 31, 2000, the total liability including accrued interest is $219,600. The note is secured by substantially all the assets of the Company. The Company is currently negotiating with Nick Kahla to pay off this note.

In October 2000, the Company received a $8,139,000 11.4% loan from a financial institution. The loan has a term of one year and is secured by the Company's television series "Call of the Wild." As of December 31, 2000, $7.3 million remains outstanding on this loan. As of March 31, 2001, the Company was in default in payment of installments due for the two months ended March 31, 2000.

The Company scheduled future debt repayment is as follows:

     2001                                             $4,620
     2002                                              3,514
     2003                                                277
     2004                                                153
     2005 +                                              124
                                                      ------
     Total                                            $8,688
                                                      ======

NOTE 9 -- GEOGRAPHIC INFORMATION:

The Company operates in a single industry segment, the development, production and distribution of television programming. The Company's operations include sales to the following regions:

                                                      DECEMBER 31,
                                                      ------------
                                                                     1999
                                                                     ----
                                                   2000           (Restated)
                                                   ----            --------
North America                                    $10,400,000      $ 7,900,000
Europe                                             3,932,000        4,612,000
South America                                        100,000          700,000
Asia                                                 500,000          400,000
                                                 -----------      -----------
Total                                            $14,932.000      $13,612,000
                                                 ===========      ===========

NOTE 10 -- STOCK OPTION PLANS:

The Company has established a stock option plan for its employees, its non-employee directors and consultants (the "1999 Stock Option Plan"). The 1999 Stock Option Plan allows for options (including Incentive Stock Options) to be granted to employees and consultants at fair market value at date of grant. These options may be immediately exercisable and expire over a period determined by the Stock Option Committee of the Board of Directors (the "Committee"). The Committee is comprised of two members of the Board of Directors. The 1999 Stock Option Plan has options available to grant based on 20% of the outstanding shares of common stock. The total number of options available to grant under this plan is 2,805,000 as of December 31, 2000.

A summary of the Key Employee Plan as of and for the periods December 31, 2000 and December 31, 1999 is presented below:

                                                                Weighted Average
Key Employee Plan                                  Share        Exercised Price
-----------------                                  -----        ---------------
Outstanding as of January 1, 1999                   222,000
Granted                                           1,567,500          5.06
Exercised                                           (33,010)         1.91
Forfeited/Expired                                         -             -
                                                  ---------
Outstanding as of December 31, 1999               1,756,490
Granted                                             965,500          5.87
Exercised                                          (167,490)         1.65
Forfeited/Expired                                  (604,500)     1.00 - 14.88
                                                  ---------
Outstanding as of December 31, 2000               1,950,000
                                                  =========
Weighted average for value of options
 outstanding                                           5.44
                                                  =========

The following table summarizes information about options outstanding at December 31, 2000 and 1999:

                  Exercise   Shares Exercisable at       Shares Exercisable At
 Total Shares      Price       December 31, 2000           December 31, 1999
 ------------      -----       -----------------           -----------------
   20,000          $0.47                                        20,000
   49,990          $1.00                                        49,990
  100,000          $1.65                                       100,000
   30,000          $2.00                                        30,000
   30,000          $2.50                                        30,000
  865,000          $4.88            865,000                    865,000
  750,000          $5.00            750,000                          0
   99,000          $5.50             85,000                     99,000
  422,500          $6.04            250,000                    271,563
   50,000          $6.25                                         6,250
   90,000          $7.00                                        11,250
                                  ---------                  ---------
                                  1,950,000                  1,483,053
                                  =========                  =========

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

Pro forma information regarding the effect on operations is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions: Expected life (years) 2.5 years, Risk-free interest rate 6.5%, Dividend yield, Volatility 1.26.

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information for the years ended December 31, 2000 and 1999 is as follows:

                                                         December 31,
                                                                      1999
                                                        2000       (restated)
                                                        ----       ----------
Net loss, as reported                           $(42,665,100)     $(4,250,000)
Proforma net loss                                (45,311,100)     $(7,402,000)
Basic historical loss per share                        (3.10)     $     (0.72)
Proforma basic loss per share                          (3.29)     $     (1.31)

During 1999, the Company granted 85,000 warrants exercisable at $2.16, 200,000 warrants exercisable at $2.20, 340,000 warrants exercisable at $6.50 and 35,000 warrants exercisable at $7.61 to eight outside parties in connection with debt raised by the Company.

During 2000, the Company received $3,162,100 from the exercise of warrants and options representing 990,000 shares of common stock. The Company sold 100,000 at $5.00 per share and issued warrant to outside parties at $1.88 to $6.00 for a total value of $1,299,300. The issuance of such warrants resulted in $1.5 million in consulting expense.

Also, 128,600 shares were issued for film rights valued at $912,000.

NOTE 11 - GERMAN OFFERING:

In November 1999, the Company completed an equity offering on Germany's Neuer Markt of 6,000,000 shares of its common stock at approximately $6.21 per share, raising net proceeds of approximately $31.5 million.

Note 12 - RESTATEMENT OF FINANCIAL STATEMENTS

As a result of a special investigation by the Company's Board of Directors (the "Board") and the conclusion that various transactions entered into by the U.K. subsidiary lacked economic substance, the Company requested the resignation of the former chief executive officer and the managing director of the U.K. subsidiary. Accordingly, new management appointed by the Board determined that the following transactions representing revenues previously recorded in the quarterly financial statements during 2000, and additional write-offs and reserves should be recorded in the fourth quarter of fiscal 2000:

                                                                        Amount
                                                                        ------
1)  Write-off of accounts receivable                                 $13,000,000

2)  Write-down of film inventory                                      20,000,000

3)  Write-off of U.K. investment                                       2,500,000

4)  Reserve for closedown of European offices                          1,000,000

5)  Reserve for amounts due the Company from former Chief
    Executive Officer                                                  1,000,000
                                                                     -----------
           Total                                                     $37,500,000
                                                                     ===========

Also, it was determined that certain receivables at December 31, 1999 resulted from transactions similar to those referred to above and net income was reduced by a $6.0 million write-off resulting in a loss of $4,250,000 ($.75 per share).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     No change in, or disagreement with, our independent auditor occurred during the fiscal year ended December 31, 2000.



                                   PART III
                                   --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     A.    Directors and Executive Officers

     Our directors and executive officers, together with their respective ages and positions with us, are as follows:

Name                             Age    Position
----                             ---    --------

Michael Jay Solomon              63     Chairman of the Board of Directors and
                                        Chief Executive Officer
Jay J. Shapiro                   50     President, Chief Operating Officer and
                                        acting Chief Financial Officer
James Waldron                    36     President of Production
Eric Elias                       46     Senior Vice President and General
                                        Counsel
Martin Y. Mayeda                 47     Vice President and Group Controller
W. Russell Barry/(1)(2)/         65     Member of the Board of Directors
Alan D. Liker/(1)(2)/            63     Member of the Board of Directors
David Kenin/(1)(2)/              59     Member of the Board of Directors
--------------------------------------------------------------------------------
(1)      Member of the Compensation Committee
(2)      Member of the Audit Committee

     Michael Jay Solomon assumed the role of our Chairman of the Board and Chief Executive Officer on February 13, 2001. Mr. Solomon has been a member of our Board of Directors since August 1998. Since 1994, Mr. Solomon has been the principal stockholder, Chairman and Chief Executive Officer of Solomon Broadcasting International, Inc. and Solomon International Enterprises, Inc.,
television communications companies   He currently serves on the Boards of
Directors of the International Council of the National Academy of Television Arts and Sciences and the New York University Stern School of Business. From 1989 to April 1994, Mr. Solomon was President of Warner Bros. International Television. In 1978, Mr. Solomon was the founder, Chairman and Chief Executive Officer of Telepictures Corporation which became the largest television syndication company in the United States and one of the largest international television distribution companies. In 1985, Telepictures merged with Lorimar Pictures and Mr. Solomon became its President and a member of its board of directors. In 1989 Lorimar Telepictures was acquired by Warner Brothers and Mr. Solomon became President of Warner Brothers International Television, where he supervised world-wide sales and marketing efforts directed at television, cable and satellite companies.

     Jay J. Shapiro became our President, Chief Operating Officer and acting Chief Financial Officer on March 16, 2001. Mr. Shapiro will assist us in overseeing our corporate, financial and fiduciary activities worldwide. From 1993 to 2000, Mr. Shapiro, a certified public accountant, operated a private accounting and consulting practice specializing in servicing the television industry. During such period, he served as a temporary corporate officer for several publicly traded entertainment companies. Mr. Shapiro received his B.B.A. from the University of Wisconsin and a MBA (with Distinction) in Accounting and Finance from Arizona State University Graduate School of Business Administration.

     James Waldron has been the President of Team Entertainment Group, our production division since June, 2000. From May 1999 to June 2000, Mr. Waldron worked as a packaging agent at Creative Artists Agency (CAA). Mr. Waldron's responsibilities with CAA included overseeing international programming and first run syndication. From 1986 to 1999, Mr. Waldron was the Executive Vice President of Programming for Pearson Television North America. From 1994 to 1996, Mr. Waldron worked with David Gerber at ITC Productions to produce the telefilms, "The Price of Love" for FOX, "Royce" for Showtime and the miniseries "Nothing Last Forever" for CBS.

     W. Russell Barry has been a member of the Board of Directors since March 16, 1999. Currently, he is a television consultant and independent producer. From 1986 to the present, Mr. Barry has served as President and Chairman (as of June, 1995) of Turner Program Services, the television distribution company for Turner Broadcasting.

     Alan D. Liker, became a member of our Board of Directors on April 25, 2000. For more than the past five years, Mr. Liker has served as a consultant, advisor and member of the board of directors of a number of companies, including Budget Rent-A-Car Worldwide and Herbalife International. For more than thirty years Mr. Liker has practiced law with a number of law firms in Los Angeles, California and engaged in independent business activities.

     David Kenin, became a member of our Board of Directors on June 1, 2000. From 1997 to date, Mr. Kenin has operated Kenin Partners, a media consulting firm. Kenin Partners consults companies regarding issues relating to new technology, sports rights and domestic and international television. From 1994 to 1996, Mr. Kenin was president of CBS Sports.

     Eric Elias has served as Senior Vice President and General Counsel since our formation in 1995. From 1980 to 1995, Mr. Elias was engaged in general private practice of law in California.

     Martin Y. Mayeda is our Vice President and Group Controller. Mr. Mayeda joined us on October 16, 2000 and manages the financial reporting, public filings and due diligence with prospective merger and acquisition candidates. Additionally, Mr. Mayeda's duties include budgeting, general corporate and departmental financial forecasting and the integration of operational systems on a global basis. Prior to joining us, from July, 1998 to May, 2000, Mr. Mayeda served as Vice President and Controller for Imperial Credit Commercial Mortgage Investment Corp. From August 1996 to July 1998, Mr. Mayeda was the Planning Director of Business Analysis for Sega Game Works. While with Sega, Mr. Mayeda was involved in the analysis, development and preparation of Sega's eight year business plan and participated in the feasibility review process of Sega's arcade and operations division. From 1995 to 1996, Mr. Mayeda has served as Vice President, Finance for Solomon International. From 1994 to 1995, Mr. Mayeda served as Vice President, Finance for ICS Communications.

     Compliance With Section 16(a) of The Securities Exchange Act Of 1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. Based solely on a review of Forms 3 and 4 furnished to us since January 1, 1999, Drew S. Levin, Timothy A. Hill, Eric Elias, Larry Friedricks, Paula Fierman and Stuart Gruca, have filed all Forms 3 or Form 4, although such filings were not made on a timely basis.

Item 10.  Executive Compensation

     The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to us for the fiscal years ended December 31, 2000, 1999, and 1998 by our Chief Executive Officer and certain executive officers (collectively, the "Named Executive Officers"):

                          Summary Compensation Table

                                                       Annual Compensation            Long-Term
                                                       -------------------
                                                                                     Compensation
                                                                                     ------------

                                                                                      Securities
                                                                                      Underlying           All Other
Name and Principal Position              Year         Salary          Bonus            Options           Compensation
---------------------------              ----         ------          -----            -------           ------------
Michael Jay Solomon, Chairman and        2000        $              $                    10,000          $    58,331
 Chief Executive Officer

Drew S. Levin, former Chairman and       2000          644,000      285,000             750,000               12,654
 Chief Executive Officer/(1)/            1999          463,326      588,025/(1)/      1,115,000               14,250
                                         1998          220,000      145,000              85,000               13,400


James Waldron, President of              2000          201,936      120,000              60,000                4,200
 Production                              1999
                                         1998

Martin Y. Mayeda, Vice President                                                         30,000
 and Group Controller                    2000           26,442

Jonathan D. Shapiro                      2000
Former President and Chief               1999          220,000      262,500              90,000                2,111
 Operating Officer/(2)/                  1998                                                                 37,500

Timothy A. Hill/(3)/                     2000           97,997       75,000                                  134,569
Senior Vice President and  Chief         1999          127,630       85,000              40,000                4,200
 Financial Officer                       1998           37,593                           10,000                1,400

Eric Elias                               2000          200,000                                -                6,000
Senior Vice President and General        1999           17,288       25,000              50,000              139,034
 Counsel                                 1998                                            12,500              170,000

Jane Sparango/(4)/                       2000          127,404                           20,000
Senior Vice President Development        1999          103,577       15,000
 and Programming                         1998           13,077

Declan O'Brien/(5)/, Senior Vice         2000          150,000       25,000              30,000                4,200
 President, Development                  1999          102,788       15,000
                                         1998           57,307

(1) Approximately $335,000 of Mr. Levin's bonus accrued for services performed in fiscal 1999 was paid in fiscal 2000. Mr. Levin resigned effective February 12, 2001.

(2)  Mr. Jonathan D. Shapiro resigned effective January 14, 2000.

(3)  Mr. Hill resigned in August 2000.

(4)  Ms. Sparango was terminated in April 2001.

(5)  Mr. O'Brien was terminated in April 2001.


                           STOCK OPTION GRANT TABLE

     Set forth below is information with respect to grants of stock options during the fiscal year ended December 31, 2000, to the Named Executive Officers. All such options were granted with an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock appreciation rights are not available under our 1999 Stock Option Plan.


                             OPTION GRANTS IN 2000

                                              Individual Grants
                                              -----------------
                                                          % of Total Options
                              Number of Securities      Granted to Employees in     Exercise       Expiration
   Named Officers              Underlying Options             Fiscal Year            Price            Date
   --------------              ------------------             -----------            -----            ----
Drew S. Levin                     750,000/(1)/                  77.7%                $5.875           (1)
Michael Jay Solomon               10,000/(2)/                    1.0%                $ 8.00
Jay J. Shapiro                       -0-/(3)/
Jamie Waldron                     60,000/(4)/                    6.2%                $9.125          June 2005
Jane Sparango                     20,000/(5)/                    2.1%                $6.125
Declan O'Brian                    30,000/(6)/                    3.1%                $6.125
Martin Mayeda                     30,000/(7)/                    3.1%                $ 5.87       October 2005
Jonathan D. Shapiro                  -0-
Timothy A. Hill                      -0-
Larry Friedricks                     -0-
Paula Fierman                        -0-
Eric Elias                           -0-/(8)/

__________________________________

(1) All stock options issued to Mr. Levin (including options to purchase 865,000 shares at $4.875 per share issued to him in December 1999) were terminated in connection with his resignation as President and Chief Executive Officer on February 12, 2001. In addition, under our 1999 Stock Option Plan, to the extent not exercised all options granted to Mr. Levin expire on May 12, 2001, 90 days after termination of his employment.

(2) Does not include (i) 30,000 five year options exercisable at $2.50 per share issued to Mr. Solomon in October 1998, of which 22,199 options vested as of December 31, 2000; (ii) 10,000 five year options exercisable at $8.00 per share issued to Mr. Solomon in 1999, 2,000 of which options vested as of December 31, 2000; and (iii) 1,200,000 five year options exercisable at $0.81 per share issued to Mr. Solomon on March 16, 2001, of which 400,000 options are fully vested, and the remaining options vest in two equal installments in February 2002 and February 2003. On March 16, 2001, the closing price of our common stock, as traded on the Nasdaq National Market, was $0.81 per share.

(3) Does not include 400,000 five year options exercisable at $0.81 per share issued to Mr. Shapiro on March 16, 2001, of which 133,333 options are fully vested, and the remaining options vest in two equal installments in February 2002 and February 2003.

(4) Mr. Waldron's 60,000 options vest monthly during the period from June 19, 2000 through June 18, 2002. Does not include 175,000 five year options exercisable at $0.81 per share issued to Mr. Waldron on March 16, 2001, of which 58,333 options are fully vested, and the remaining options vest in two equal installments in February 2002 and February 2003.

(5) Under our 1999 Stock Option Plan, to the extent not exercised all options granted to Ms. Sparango expire in July 2001, 90 days after termination of her employment.

(6) Under our 1999 Stock Option Plan, to the extent not exercised all options granted to Mr. O'Brien expire in July 2001, 90 days after termination of his employment.

(7) Does not include 40,000 five year options exercisable at $0.81 per share issued to Mr. Mayada on March 16, 2001, of which 13,333 options are fully vested, and the remaining options vest in two equal installments in February 2002 and February 2003.

(8) Does not include 200,000 five year options exercisable at $0.81 per share issued to Mr. Elias on March 16, 2001, of which 50,000 options are fully vested, and the remaining 150,000 options vest in three equal installments on December 31 in each of 2001, 2002 and 2003.

                 STOCK OPTION EXERCISES AND YEAR-END HOLDINGS

      During the fiscal year ended December 31, 2000 none of the stock options granted in 2000 or prior thereto to any of the Named Executive Officers in the preceding table were exercised. None of the 1,975,000 stock options granted to Messrs. Solomon, Shapiro, Waldron and Elias on March 16, 2001 at an exercise price of $0.81 per share have been exercised. None of our outstanding options as at December 31, 2000 held by any of the Named Executive Officers, whether or not exercisable, had any value based upon the $4.625 per share closing trading price of our common stock on Nasdaq as at December 31, 2000. We have no long-term incentive compensation plans pursuant to which stock appreciation rights may be awarded.

                             DIRECTOR COMPENSATION

      Under the 1999 Stock Option, Deferred Stock and Restricted Stock Plan, Mr. Solomon (who was then a non-employee director) and Mr. Russell Barry, each received an option to purchase 30,000 shares of our common stock at the then effective exercise price of $2.50 per share and $2.00 per share, respectively. Mr. Solomon received his option in 1998 and Mr. Barry in 1999. Alan Liker, a non-employee director, received a total of $0 and $20,000 respectively in consulting fees in fiscal 1999 and 2000, which was paid to him at the rate of $5,000 per month between September and December, 2000. Mr. Solomon entered into a consulting agreement with the Company on August 7, 2000, at which time he became an employee and director. He received a total of $58,331 in consulting fees in 2000 which were paid to him at the rate of $16,666 per month between months of August and December, 2000. Non-employee directors received no other compensation from us in fiscal 1999 or in fiscal 2000. On February 18, 2000, the Board of Directors approved issuing to all newly elected non-employee directors, an option to purchase 30,000 shares of our common stock, to vest ratably over the first year of service. The Board of Directors also approved issuing to all incumbent non-employee directors, an annual option grant of 10,000 shares, to vest ratably over that year of service. On March 16, 2001, stock options to purchase 10,000 shares at an exercise price of $0.81 per share were granted to each of Messrs. Alan Liker, Russell Barry and David Kenin, our non-employee directors.

Employment Agreements and Termination of Employment, and Change in Control Agreements

      Michael Jay Solomon. On March 16, 2001, Mr. Solomon signed an employment agreement with us to serve as our Chairman and Chief Executive Officer, effective as of February 12, 2001. The term of Mr. Solomon's agreement is for approximately three years, commencing as of February 12, 2001 and ending on March 31, 2004. Mr. Solomon is to be paid an annual salary of $600,000 with annual increases of $75,000 on each anniversary date of the agreement. Mr. Solomon shall also receive an annual bonus, payable on March 31/st/ in each of 2002, 2003 and 2004, equal to 7.5% of the net income before taxes we may earn in each of the immediately preceding three fiscal years ending December 31, 2001, 2002 and 2003, respectively. Mr. Solomon has agreed to defer 50% of his salary until such time as we are able to raise not less than $3.0 million of additional financing. Under the terms of his employment agreement, Mr. Solomon was granted stock options to purchase 1,200,000 shares of our common stock at an exercise price equal to $0.81 per share. On March 16, 2001, the date of execution of Mr. Solomon's employment agreement, the closing price of our common stock as traded on Nasdaq, was $0.81 per share. 400,000 of the options vest immediately and the remaining 800,000 options vest in equal amounts on the next two anniversary dates of the agreement, subject to early vesting upon the occurrence of certain events, including a change in control of our company. All options expire 90 days after the termination of Mr. Solomon's employment with us. The agreement also entitles Mr. Solomon to receive a cash payment upon the occurrence of a change in control, provided that he does not elect to remain with the successor company, and the amount of such payment, if any, depends on the value of our outstanding equity at the time of such change of control being equal to or in excess of $3.00 per share.

     Jay J. Shapiro. Mr. Shapiro has signed an employment agreement with us to serve as our President and Chief Operating Officer dated as of March 1, 2001. The term of Mr. Shapiro's agreement is for approximately three years, commencing as of March 1, 2001 and ending on March 31, 2004. Mr. Shapiro is to be paid an annual salary of $400,000 with annual increases of $25,000 on each anniversary date of the agreement. Mr. Shapiro shall also receive an annual bonus, payable on March 31/st/ in each of 2002, 2003 and 2004, equal to 5.0% of the net income before taxes we may earn in each of the immediately preceding three fiscal years ending December 31, 2001, 2002 and 2003, respectively. Mr. Shapiro agreed to defer 50% of his salary until such time as we are able to raise not less than $3.0 million of additional financing. Under the term of his employment agreement, Mr. Shapiro was granted stock options to purchase 400,000 shares of our common stock at an exercise price equal to $0.81 per share. On March 16, 2001, the date of execution of Mr. Shapiro's employment agreement, the closing price of our common stock as traded on Nasdaq, was $0.81 per share. 133,333 of the options vest immediately and the remaining 266,667 options vest in equal amounts on the next two anniversary dates of the agreement, subject to early vesting upon the occurrence of certain events, including a change in control of our company. All options expire 90 days after the termination of Mr. Shapiro's employment with us. The agreement also entitles Mr. Shapiro to receive a cash payment upon the occurrence of a change in control, provided that he does not elect to remain with the successor company, and the amount of such payment, if any, depends on the value of our outstanding equity at the time of such change of control being equal to or in excess of $3.00 per share.

     Jane Sparango. We entered into an employment agreement with Jane Sparango to serve as Vice President of Development and Production. The initial term of the Sparango agreement was for one year, which began on November 9, 1998, and was extended for an additional one year period. Ms. Sparango's salary for the period November 9, 1998 to February 12, 1999, was $85,000. Her salary for the period February 13, 1999, through the end of the term shall be at the rate of $100,000 per year. Ms. Sparango shall also be eligible for discretionary stock option grants. On April 6, 2001, Ms. Sparango's employment with our company was terminated. We intend to negotiate a settlement of her employment agreement.

     Declan O'Brien. We entered into an employment agreement with Declan O'Brien to serve as our Senior Vice President, Development and Production. The term of the O'Brien agreement is for 3 years, commencing on January 1, 2000 and ending on December 31, 2002. Mr. O'Brien is to be paid a base salary of $150,000 for year one, and $165,000 for the second and third years. In addition to his base salary, Mr. O'Brien shall be paid an annual bonus of not less than $25,000. On April 6, 2001, Mr. O'Brien's employment with our company was terminated. We intend to negotiate a settlement of his employment agreement.

     James Waldron. Mr. Waldron entered into an employment agreement with the Company, dated as of June 9, 2000, under which Mr. Waldron will serve as President of our Team Entertainment Group division . The term of the Waldron agreement is for two years commencing June 19, 2000, with the Company having the right to extend the agreement for an additional one year. Mr. Waldron receives an annual salary of $375,000 through June 18, 2001 and $425,000 for the one year period ending June 18,

2002 and during the additional option year ending June 18, 2003. Mr. Waldron is entitled to receive a bonus equal to 4% of the net profits (as defined) we derive from productions either initiated or supervised by Mr. Waldron during his employment. However, Mr. Waldron is entitled to receive on or before June 30/th/ of each anniversary year of his employment a minimum annual bonus of $120,000. Mr. Waldron received a bonus of $60,000 on commencement of his employment and was entitled to receive an additional $60,000 in 2000. On March 16, 2001, we paid Mr. Waldron his accrued bonus through June 2001 by issuing to him 74,074 shares of our common stock (the closing price of our common stock on Nasdaq on such date). Mr. Waldron received 60,000 stock options under his employment agreement at an exercise price of $9.125 per share and is entitled to receive an additional 30,000 options if we elect to extend his employment beyond June 18, 2002. All options expire 90 days after the termination of Mr. Waldron employment with us.

     Martin Mayeda. Mr. Mayeda has signed an employment agreement with the Company to serve as Vice President and Group Controller dated as of October 16, 2000. The term of the Mayeda agreement is for one year, with the company having the right to extend the term of the agreement for two additional years. Mr. Mayeda receives a base salary of $125,000 with increases to $140,000 and $155,000 in the second and third year of the agreement, if extended by our company. Mr. Mayeda shall be eligible to participate in all bonus and profit sharing plans adopted by us. Mr. Mayeda was granted 30,000 stock options on October 16, 2000 at an exercise price of $5.87 per share which vest ratably over 48 months from the date of grant. All options expire 90 days after the termination of Mr. Mayeda's employment with us.

     Eric S. Elias. Mr. Elias has signed an employment agreement with the Company in March 2001 to serve as Senior Vice President and General Counsel, effective as of January 1, 2000. The term of the Elias agreement is for three year, with the company having the right to extend the term of the agreement for two additional years. Mr. Elias receives a base salary of $260,000 with increases to $275,000 and $300,000 in the second and third year of the agreement. Mr. Elias shall be eligible to participate in all bonus and profit sharing plans adopted by us. Mr. Elias was granted 200,000 stock options on October 16, 2000 at an exercise price of $0.81 per shares which vested to the extent of 50,000 options on March 23, 2001, and 50,000 additional options on December 31/st/ in each of 2001, 2002 and 2003.. All options expire 90 days after the termination of Mr. Elias' employment with us.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 31, 2001, certain information regarding the ownership of common stock by: (i) each person who is known by the us to own of record or beneficially more than 5% of the outstanding common stock; (ii) each of our directors; and (iii) each named executive officer; and
(iv) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                                              Shares beneficially owned/(2)/
                                                              -------------------------
Name and Address /(1)/                                       Number              Percentage
----------------                                             ------              ----------
Michael Jay Solomon /(3)/                                  1,355,926                9.4%
Jay J. Shapiro /(4)/                                         349,383                2.4%
Jamie Waldron /(5)/                                          104,074                 .7%
Martin Mayeda /(6)/                                           13,333                 .1%
W. Russell Barry /(7)/                                        40,000                 .3%
Alan Liker /(8)/                                              10,000                 .1%
David Kenin /(8)/                                             10,000                 .1%
Eric Elias /(9)/                                             124,846                 .9%
Drew S. Levin /(10)/                                         450,123                3.1%
All Officers and Directors (8 persons)                     2,457,685               17.1%
-----------------------------------------------------------------------------------------------------------

* Less than 1% of the outstanding shares of common stock.

(1) Unless otherwise indicated, the address of each listed stockholder is c/o Team Communications, Inc., 11818 Wilshire Boulevard, 2nd Floor, Los Angeles, California 90025.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2001, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

     The number and percentage of shares beneficially owned are based on the aggregate of 14,401,339 shares of common stock outstanding as of March 31, 2001.

(3) Includes (i) an immediately exercisable option to purchase 30,000 shares of common stock at an exercise price of $2.50 per share, (ii) 925,926 shares of common stock which Mr. Solomon agreed to purchase in March 2001, and
     (iii) 400,000 shares issuable under immediately exercisable options at an exercise price of $0.81 per share. Does not include an additional 800,000 shares issuable under options granted to Mr. Solomon on March 16, 2001 at an exercise price of $0.81 per share, 50% of which are exercisable in February 2002 and the balance in February 2003.

(4) Includes 216,050 shares purchased for $0.81 per share on March 16, 2001 and 133,333 shares issuable under immediately exercisable options at an exercise price of $0.81 per share.

(5) Includes (i) 74,074 shares purchased for $0.81 per share in March 2001 in lieu of payment of a $60,000 accrued bonus obligation to Mr. Waldron, (ii) 30,000 immediately exercisable options at $9.125 per share issued to Mr. Waldron in June 2000.

(6) 13,333 immediately exercisable options at $0.81 per share issued in March 2001 to Mr. Mayeda.

(7) Includes an option to purchase 30,000 shares of common stock at an exercise price of $2.00 per share and an option to purchase 10,000 shares at an exercise price of $0.81 per share.

(8) Includes options to purchase 10,000 shares at an exercise price of $0.81 per share awarded to all non-employee directors in March 2001.

(9)  Includes (i) 12,346 shares purchased in March 2001 for $0.81 per share,
     (ii) an option to purchase 12,500 shares of common stock at $5.50 per share granted in August 1998, (iii) an immediately exercisable option to purchase 50,000 shares of common stock at $6.25 per share granted in October 1999, and (iv) immediately exercisable options to purchase 50,000 shares of common stock at $0.81 per share issued on March 16, 2001. Does not include an additional 150,000 shares issuable at $0.81 per share under options exercisable on December 31/st/ in each of 2001, 2002 and 2003.

(10) Consists of shares of common stock owned of record and by Mr. Levin, our former President and Chief Executive Officer. Does not include (i) options to purchase 85,000 shares of common stock at an exercise price of $5.50 per share, (ii) options to purchase 250,000 shares of common stock at an exercise price of $6.063 per shares, (iii) options to purchase 865,000 shares of common stock at an exercise price of $4.88 per share, and (iv) options to purchase 750,000 shares of common stock at an exercise price of $5.00 per share; all of which options were terminated in February 2001 at the time of Mr. Levin's resignation as an executive officer of the Company, and which options pursuant to the 1999 Stock Option Plan expire 90 days after termination of employment, if and to the extent unexercised.

Item 12.  Certain Relationships and Related Transactions

     In June 1999 the Company entered into a five-year license agreement for certain territories, including the UK, of 20 made-for-television movies with Reknown Pictures, Ltd., a UK company owned by Noel Cronin, formerly the owner of Dandelion. Noel Cronin is a director of String of Pearls Plc ("SOP"). In September 1999, the Company entered into a ten-year license agreement with String of Pearls Plc for certain European territories, including Germany, France and Italy, for 20 made-for-television movies ("MOWS"). In a separate agreement in March 2000, the Company licensed from SOP the Italian rights to 19 feature films.

     In August 1999, we acquired the "Victory 1" library from DD Video for $3,400,000. Mr. Cronin sold DD Video to its current owners in April 1998. Mr. Cronin is a director of DD Video. He has stated to us that he received no compensation, either directly or indirectly, in respect of this action. In April 2000, we acquired the "Victory 1" library from DD Video for $650,000.

     As a result of a special investigation by the Company's Board of Directors (the "Board"), it was determined that the foregoing related party transactions, except for the second DD Video license agreement of April 2000, were without economic substance. These transactions were reversed in the current year, reserved as part of the prior year restatement, or the transactions were substantially impaired and fully reserved in the current year.

     Gontard & MetallBank, the underwriter of the German Offering, owns 500,000 shares of our outstanding common stock. This represents 4% of our outstanding stock. These shares were purchased at a price of $4.00, a discount of approximately $2.00 per share from the then current market price. In connection with the German Offering, Gontard & MetallBank received commissions and fees, including the reallowance for members of the underwriting syndicate.

     At December 31, 2000, Drew S. Levin, our former Chairman and Chief Executive Officer, was indebted to us in the amount of $1,045,000, representing payments made by us on behalf of Mr. Levin to third parties and short-term interest free loans made by us to Mr. Levin.

     In February 2001, at the request of our Board of Directors, Drew S. Levin resigned as our Chairman and Chief Executive Officer. In connection with his resignation, Mr. Levin's employment agreement with us was terminated and all stock options previously granted to Mr. Levin were terminated. We are currently attempting to recover from Mr. Levin the amounts owed by him to our company.

     In March 2001, Michael Jay Solomon agreed to purchase 925,926 of our shares of common stock, valued at $750,000 or $0.81 per share. 185,185 of such shares will be issued to Mr. Solomon in lieu of a $150,000 cash signing bonus under his employment agreement in payment for services previously rendered to us. Mr. Solomon agreed to pay the balance of $600,000 by delivering his personal 8% promissory note payable in March 2004 and secured by Mr. Solomon's assignment to us of adequate collateral and marketable securities unrelated to our shares. In addition, we are currently reviewing a film library currently owned by Mr. Solomon's affiliate Solomon Entertainment, Inc., and independently appraised at approximately $660,000. Subject to completion of our due diligence as to such library, we intend to purchase such asset from Mr. Solomon's affiliate in reduction of a portion of his $600,000 note payable.

     In March 2001 Jay J. Shapiro agreed to purchase 216,050 shares of our common stock valued at $175,000 or $0.81 per share. 62,728 of such shares were issued to Mr. Shapiro in lieu of a $50,000 cash signing bonus under his employment agreement in payment for services previously rendered to us. Mr. Shapiro agreed to pay the balance of $125,000 by delivering his personal 8% promissory note payable in March 2004 and secured by other marketable securities.

     In March 2001, Eric Elias, our Senior Vice President and General Counsel, purchased for cash a total of 12,346 shares of our common stock at a price of $0.81 per share.

     Alan Liker, a member of our board of directors, received consulting fees from us aggregating $20,000, which was paid to him at the rate of $5,000 per month during the period between September and December 2000.

     Michael Solomon, a member of our Board of Directors, received consulting fees from us aggregating $58,331, which was payable to him at the rate of $16,666 per month during the period from August to December 2000.

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

Item 13.    Exhibits and Reports on Form 8-K

(a)(1) Financial Statements. Financial Statements are included in Item 7, Part II of this Annual Report.

(a)(2)   Exhibits:

                         SEQUENTIALLY EXHIBIT  NUMBERED

                                                                       FILING
NUMBER     DESCRIPTION                                                 STATUS
------     -----------                                                 ------

  3.1      Amended and Restated Articles of Incorporation,
           as amended                                                    (9)
  3.2      By-laws of the Company                                        (1)
  4.1      Form of Warrant Agreement March 1996                          (1)
  4.2      Form of Warrant Agreement May 1996                            (1)
  4.3      Form of Warrant Agreement February 1997                       (1)
  4.4      Gontard & MetallBank AG Promissory Note, dated
           as of September 29, 1999                                      (9)
  4.11     Agreements re LoCoMoTioN Financing with South
           Ferry #2, L.P.                                                (1)
  4.14     Form of Financial Advisory Agreement between
           National Securities Corporation and the Company               (1)
  4.15     Specimen Certificate                                          (1)
  4.16     Form of National Securities Corporation's Warrant             (1)
  4.18     Form of Promissory Notes                                      (1)
  4.19     Securities Purchase Agreement between the Company
           and Austinvest Anstalt Balzers; Esquire Trade &
           Finance Inc.; Amro International, S.A. and Nesher Inc.,
           dated as of March 19, 1999                                    (3)
  4.20     Form of Debenture re: Austinvest Anstalt Balzers,
           dated as of March 19, 1999                                    (3)
  4.21     Form of Warrant re: Austinvest Anstalt Balzers,
           dated as of March 19, 1999                                    (3)
  4.22     Form of Registration Rights Agreement between the
           Company and Austinvest Anstalt Balzers; Esquire
           Trade & Finance Inc.; Amro International, S.A. and
           Nesher Inc., dated as of March 19, 1999                       (3)
  4.23     Amendment to Securities Purchase Agreement with
           Austinvest Anstalt Balzers; Esquire Trade & Finance
           Inc.; Amro International, S.A. and Nesher Inc., dated
           June 28, 1999 (amends 4.19)                                   (6)
  4.24     Securities Purchase Agreement between the Company
           and VMR Luxembourg, S.A., dated as of February
           25, 1999                                                      (6)
  4.25     VMR Debenture, dated as of February 25, 1999                  (6)
  4.26     VMR Warrant, dated as of February 25, 1999                    (6)
  4.27     VMR Registration Rights Agreement, dated as of
           February 25, 1999                                             (6)
  4.28     Securities Purchase Agreement between the Company
           and VMR Luxembourg S.A., dated July 26, 1999                  (6)
  4.29     VMR Debenture, dated as of July 26, 1999                      (6)
  4.30     VMR Security Agreement, dated as of July 26, 1999             (6)
  4.31     VMR Registration Rights Agreement, dated as of
           July 26, 1999                                                 (6)
  4.32     Securities Purchase Agreement between the Company
           and Hudson Investors LLC, dated as of August 5,
           1999                                                          (6)
  4.33     Hudson Investors LLC Registration Rights Agreement,
           dated as of August 5, 1999                                    (6)
  4.34     Hudson Investors LLC Debenture, dated as of
           August 5, 1999                                                (6)
  4.35     Hudson Investors LLC Warrant, dated as of August
           5, 1999                                                       (6)
  4.36     1999 Stock Option, Deferred Stock and Restricted
           Stock Plan                                                    (7)
  4.37     Amendment No. 1 to VMR Securities Purchase
           Agreement dated as of October 6, 1999, amending
           the February 25, 1999 Securities Purchase
           Agreement                                                    (10)
 10.1      Agreement with Mel Giniger                                    (1)
 10.2      Agreement with Beyond Distribution PTY. Limited               (1)
 10.3      Interpublic Group of Companies Contract                       (1)
 10.4      Employment Agreement, dated as of August 1, 1999,
           between the Company and Drew Levin as amended
           as of October 29, 1999, as further amended as of
           February 15, 2000                                            (11)
 10.6      Agreement with Alliance Production Ltd. re Total
           Recall                                                        (1)
 10.7      Interpublic -- Team Co-financing Agreement                    (1)
 10.8      Miramax Term Sheet                                            (1)
 10.9      Agreement with Leucadia Film Corp.                            (1)
 10.10     Agreement with DD Video, dated August 2, 1999                 (9)
 10.11     Dandelion Distribution Ltd., Share Purchase
           Agreement dated as of October 1, 1999                         (9)
 10.13     Employment Agreement, dated as of October 1, 1999,
           between Dandelion Distribution Ltd., and Noel Cronin          (9)
 10.14     Employment Agreement, dated as of October 11, 1999,
           between Dandelion Distribution Ltd., and John Clutton         (9)
 10.16     Agreement between the Company and Gontard &
           MetallBank AG re: secondary listing and public offering
           of the Company's common stock in Germany                      (9)
 10.18     Employment Agreement, dated as of August 17, 1999
           between the Company and Timothy A. Hill                       (8)
 10.21     Investment Banking Agreement by and between the
           Company and Glen Michael Financial                            (8)
 10.22     Consulting Agreement, dated November 17, 1999
           between the Company, Investor Relations Services,
           Inc., and Infusion Capital Investment Corporation             (8)

 10.23     Agreement with Film Libraries, Inc. dated June 25,
           1999 and Agreement with Film Brokers, Inc., dated
           June 25, 1999, re: commission for purchase                    (6)
 10.24     Agreement with Renown Pictures, Ltd., dated as of
           June 28, 1999                                                 (6)
 10.25     Financial Consulting Agreement, dated March 15,
           1999, between the Company and Century City
           Securities, Inc., and Letter from Company dated
           July 29, 1999 re: payment under Financial Consulting
           Agreement                                                     (8)
 10.26     Form of Consultants' Warrant for Ralph Olson,
           Investor Resource Services, Inc., Aurora Holdings,
           Inc., Affiliated Services, Inc., Amber Capital, Inc.,
           and Hedblom Partners, Ltd.                                    (8)
 10.27     Consulting Agreement, dated May 3, 1999 between
           the Company and Marathon Consulting Corporation               (8)
 10.28     Employment Agreement dated as of November 15,
           1999, between the Company and Paula Fierman                   (9)
 10.29     Employment Agreement dated as of November 1,
           1999, between the Company and Larry Friedricks                (9)
 10.30     Lease between the Company and The Marcel George
           Family Trust of September 2, 1982, dated November
           3, 1999                                                       (9)
 10.31     License Agreement with String of Pearls Plc,
           dated as of September 10, 1999                                (9)
 10.32     Employment Agreement dated October 29, 1998,
           between the Company and Jane Sparango                        (11)
 10.33     Employment Agreement dated as of January 1,
           2000, between the Company and Declan O'Brien                 (11)
 10.34     Employment Agreement, dated March 16, 2001
           between the Company and Michael J. Solomon                   (12)
 10.35     Employment Agreement, dated March 16, 2001
           between the Company and Jay J. Shapiro                       (12)
 10.36     Employment Agreement, dated March 23, 2001
           between the Company and Eric S. Elias                        (12)
 10.37     Employment Agreement, dated June 9, 2000
           between the Company and James M. Waldron                     (12)
 10.38     Employment Agreement, dated October 12, 2000
           between the Company and Martin Y. Mayeda                     (12)
 10.39     Form of compliant in class action litigation filed
           in the United States District Court for the Central
           District of California                                       (12)
 21        Subsidiaries of the Registrant                                (9)


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

(7) Incorporated by reference to the Registrant's Definitive Proxy Statement on Form 14A dated May 28, 1999.

(8) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-83217, effective August 27, 1999.

(9) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-89323, effective November 23, 1999.

(10) Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-91283, effective December 8, 1999.

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated April 14, 2000.

(12) Filed herewith.

(b)    Reports on Form 8-K

       The Company filed a Current Report on Form 8-K on January 27, 2000 to report that on January 14, 2000, Mr. Jonathan Shapiro and the Company entered into a Settlement Agreement, whereby the parties agreed to terminate Mr. Shapiro's Employment Agreement with the Company and sever their business relationship. As a result of that agreement, Mr. Shapiro resigned as a director of the Registrant, effective January 14, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEAM COMMUNICATIONS GROUP, INC.

                                     By:

                                     /s/ Michael Jay Solomon
                                     -------------------------------
                                     Michael Jay Solomon
                                     Chairman of the Board of
                                     Directors and Chief Executive
                                     Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 /s/ Michael Jay Solomon               Date: April 20, 2001
                 -----------------------------
                 Michael Jay Solomon
                 Chairman of the Board of
                 Directors and Chief Executive
                 Officer


                 /s/ Jay J. Shapiro                    Date: April 20, 2001
                 -----------------------------
                 Jay J. Shapiro
                 President, Chief Operating Officer
                 and acting Chief Financial Officer


                 /s/ W. Russell Barry                  Date: April 20, 2001
                 -----------------------------
                 W. Russell Barry


                 /s/ Alan D. Liker                     Date: April 20, 2001
                 -----------------------------
                 Alan D. Liker


                 /s/ David Kenin                       Date: April 20, 2001
                 -----------------------------
                 David Kenin