Form 10QSB
period 2001-03-31
TEAM COMMUNICATIONS GROUP INC
filed 2001-05-21
CIK 1035700

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-6739

                        TEAM COMMUNICATIONS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     CALIFORNIA                                  95-4519215
           --------------------------------------------    --------------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On May 15, 2001, the registrant had outstanding 14,401,339 shares of Common Stock, no par value.

                        TEAM COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                              ($ amounts in 000's)

                                                        March 31, 2000        December 31, 2000
ASSETS                                                   (Unaudited)              (Audited)
                                                    ----------------------  ----------------------

Cash                                                           $    478.4              $  2,610.8
Trade receivables, less allowance for doubtful                    1,959.0                 1,376.1
 accounts of $14,155.5 and $14,155.5 respectively
Television programming costs, less accumulated                   23,697.1                24,080.4
 amortization of $30,442 and $29,600.0
 respectively
Fixed assets, net                                                 1,767.7                 1,878.8
Other assets                                                        596.6                   668.9
                                                               ----------              ----------
Total Assets                                                   $ 28,498.8              $ 30,615.0
                                                               ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other                   $  8,086.0              $  7,128.7
 liabilities
Deferred revenue                                                  3,307.5                 3,327.0
Accrued participations                                            1,160.7                 1,120.7
Notes payable                                                     8,594.2                 8,688.0
Accrued interest                                                    303.0                   230.4
                                                               ----------              ----------
Total Liabilities                                                21,846.9                20,494.8
                                                               ----------              ----------

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares                         -                       -
 authorized; no shares issued and outstanding
Common stock, no par value; 50,000,000 shares                         1.0                     1.0
 authorized; 14,401,339 and 13,831,541 issued and
 outstanding, respectively
Paid in capital                                                  58,219.7                57,566.4
Accumulated other comprehensive income                             (584.6)                 (352.2)
Accumulated deficit                                             (50,588.7)              (47,095.0)
                                                               ----------              ----------
Total shareholders' equity                                        7,047.4                10,120.2
                                                               ----------              ----------
Total liabilities and shareholders' equity                     $ 28,498.8              $ 30,615.0
                                                               ==========              ==========



The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                               (Amounts in 000's)

                                                                                 For the 3
                                                         For the 3              Months Ended
                                                        Months Ended           March 31, 2000
                                                       March 31, 2001            (RESTATED)
                                                   ----------------------  ----------------------

Revenues                                                       $ 1,426.4               $ 6,566.3
Cost of revenues                                                (1,443.9)               (5,943.0)
                                                               ---------               ---------
Gross profit (loss)                                                (17.5)                  623.3
Professional and consulting fees                                (1,165.2)                 (376.6)
General and administrative                                      (1,962.2)                 (396.3)
                                                               ---------               ---------
Loss from operations                                            (3,144.9)                 (149.6)
Interest expense                                                   348.8                    24.2
Interest income                                                        -                   211.2
                                                               ---------               ---------
Earnings / (loss) before income taxes                           (3,493.7)                   85.8
Provision for income taxes                                             -                       -
                                                               ---------               ---------
Net earnings / (loss) before cumulative effect                 $(3,493.7)              $    85.8
 of change in accounting principle                             =========               =========

Cumulative effect of change in accounting                              -                  (742.9)
 principle                                                     ---------               ---------
Net Loss                                                       $(3,493.7)              $  (657.1)
                                                               =========               =========

Basic earnings per common share
Earnings before cumulative effect of change in                 $  ( 0.24)              $    0.01
 accounting principle
Cumulative effect of change in accounting                              -                  ( 0.06)
 principle                                                     ---------               ---------
Net Loss                                                       $  ( 0.24)              $  ( 0.05)
                                                               =========               =========
Weighted average number of shares outstanding -                 14,401.3                13,363.5
                                                               =========               =========
 Basic and Diluted



The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 3 Months Ended
(Amounts in 000's)                                       3 Months Ended          March 31, 2000
                                                         March 31, 2001      ----------------------
                                                     ----------------------        (RESTATED)
                                                                             ----------------------
OPERATING ACTIVITIES:
 Net income                                                      $(3,493.7)             $   (657.1)
 Adjustments to reconcile net income to cash used
  for operating activities:
   Cumulative effect of change in accounting                             -                   742.9
    principle
   Depreciation and amortization                                     101.9                     5.4
   Amortization of television programming costs                      742.7                 5,325.8
   Additions to television programming costs                        (359.4)              (1,4362.7)
   Stocks and warrants issued in exchange for                        653.3                   171.7
    services
 Changes in assets and liabilities:
   Decrease (increase) in trade receivables                         (582.9)                5,738.2
   Decrease (increase) in other assets                                72.3                  (443.8)
   Increase (decrease) in accounts payable,                          957.3                (3,727.1)
    deferred taxes, accrued expenses and other
    liabilities
   Increase in accrued participations and deferred                    20.5                       -
    revenues
   Increase (decrease) in accrued interest                            72.6                       -
 Foreign currency translation                                       (232.4)                  (42.4)
                                                                 ---------              ----------
 Net cash used for operating activities                           (2,047.8)               (7,249.1)
                                                                 ---------              ==========

INVESTING ACTIVITIES:
 Purchase of fixed assets                                              9.2                (1,377.6)
 Decrease (increase) in due from officer                                                     170.4
                                                                 ---------              ----------
 Net cash provided (used) for investing activities                     9.2                (1,207.2)
                                                                 ---------              ----------

FINANCING ACTIVITIES:
 Proceeds from issuance of note payable                            1,000.0                    36.0
 Change in line of credit                                                -                 7,072.2
 Issuance of common stock                                                -                 2,716.1
 Principal payment of notes payable                               (1,093.8)                      -
                                                                 ---------              ----------

Net cash provided by financing activities                            (93.8)                9,824.3
                                                                 ---------              ----------

Net change in cash                                                (2,132.4)                1,368.0
Cash at beginning of period                                        2,610.8                21,088.7
                                                                 ---------              ----------

Cash at end of period                                            $   478.4              $ 22,456.7
                                                                 =========              ==========

                        TEAM COMMUNICATIONS GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES


(Amounts in 000's)                                 3 Months Ended March   3 Months Ended March
                                                         31, 2001               31, 2000
Interest paid                                                      276.6                      -
                                                                   =====                  =====
Issuance of stock and warrants in connection                       653.3                  171.7
 with services provided to the Company                             =====                  =====


The accompanying notes are an integral part of these consolidated financial statements.

                        TEAM COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                  Common Stock
                                  ------------
                            Number of                       Paid in      Comprehensive         Retained
                             Shares        Par Value       Capital           Loss              Earnings
                           ----------   -------------     ----------     -------------         --------
Balance at December          14,246.3       $1.0         $57,566.4          $(352.2)          $(47,095.0)
 31, 2000
Net Income for the                                                                              (3,493.7)
 three months ended
 March 31, 2001
Issuance of warrants                                         188.3
 in conjunction with
 services rendered
Issuance of shares              155.0                        465.0
 in conjunction with
 services rendered
Foreign currency                                                             (232.4)
 translation                 --------       ----         ---------          -------           ----------
 adjustment
Balance at March 31,         14,401.3       $1.0         $58,219.7          $(584.6)          $(50,588.7)
 2001                        ========       ====         =========          =======           ==========


The accompanying notes are an integral part of these consolidated financial statements

                        TEAM COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PREPARATION-SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2000, included in the TEAM Communications Group, Inc. ("Company") financial report in the Company's 10-KSB.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three month period ended March 31, 2001 have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB filed for the year ended December 31, 2000.

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

An entity that had previously been subject to the requirements of SFAS No. 53 should follow the guidance in a Statement of Position 00-02, "Accounting by Producers and Distributors of Films" and SFAS No. 139, which rescinded SFAS No.
53. The Company elected to adopt this Statement of Position early and such pronouncement has approximately a $4.0 million ($742,900 in the first quarter of 2000) negative impact on the Company's results of operations and financial position as of and for the year ended December 31, 2000 and is reflected on these financial statements as cumulative effect of change in accounting principle.

The Company recognizes revenues from licensing agreements covering entertainment product when the product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met and values its film cost at the lower of unamortized cost or net realizable value on an individual title basis in accordance with generally accepted accounting principles. Film costs represent those costs incurred in the development, production and distribution of television projects. These costs have been capitalized. Amortization of film cost is charged to expense and third party participation are accrued using the individual film forecast method whereby expense is recognized in the proportion that current period revenues bear to an estimate of ultimate revenues. These estimates of revenues are prepared and reviewed periodically by management.

NOTE 2 -- TELEVISION PROGRAM COSTS:

Television program costs as of March 31, 2001, consist of the following (amounts in 000's):

   Development                                                        $   479.0
   In Process                                                           4,676.6
   Released, less accumulated amortization                             18,541.5
                                                                      ---------
   Total television program costs                                     $23,697.1
                                                                      =========


NOTE 3 -- LITIGATION AND CONTINGENCIES:

On or after March 9, 2001, a number of securities class action complaints were filed against us, our former chief executive officer and a former chief financial officer in the United States District Court for the Central District of California on behalf of purchasers of our publicly traded securities during the period between November 23, 1999 and February 12, 2001. These class action complaints were brought pursuant to the Securities Exchange Act of 1934, as amended, and allege violation of Section 10(b) and Rule 10b-5 thereunder, and
Section 20(a) of that Act. These actions were a result of our February 13, 2001 public announcement concerning the substantial losses and financial adjustments we expected to incur in fiscal 2000. The plaintiffs seek unspecified damages. We are currently evaluating the merits of such claims. The Company maintains director and officer liability insurance coverage for such claims.

The Securities and Exchange Commission is currently conducting an investigation into the matters discussed in this Note 3.

NOTE 4 - RESTATEMENT:

As a result of a special investigation by the Company's Board of Directors (the "Board") and the conclusion that various transactions entered into by the U.K. subsidiary lacked economic substance, the Company requested the resignation of the former chief executive officer and the managing director of the U.K. subsidiary. Accordingly, new management appointed by the Board on February 12, 2001 determined that the following transactions representing revenues previously recorded in the quarterly financial statements during 2000, and additional write-offs and reserves should be recorded in the fourth quarter of fiscal 2000:

                                                                             Amount
                                                                           (in 000's)
                                                                           -------------
1)  Write-off of accounts receivable                                           $13,000.0
2)  Write-down of film inventory                                                20,000.0
3)  Write-off of U.K. investment                                                 2,500.0
4)  Reserve for closedown of European offices                                    1,000.0
5)  Reserve for amounts due the Company from former Chief Executive              1,000.0
    Officer
                                                                           -------------
        Total                                                                  $37,500.0
                                                                           =============


Management believes the effect of the above on the quarter ended March 31, 2000, is an increase in cost of revenue of approximately $400,000 and reversal of previously accrued tax provision of $245,900.

NOTE 5 - FIXED ASSETS:
                                                       Amount (000's)
                                                   ----------------------
  Equipment                                                     $  327.7
  Furniture & other                                                557.0
  UK office building                                               308.9
  Leasehold improvements                                         1,247.8
                                                                --------
  Total cost                                                     2,441.4
  Accumulated depreciation                                        (673.7)
                                                                --------
  Total, net of accumulated depreciation                        $1,767.7
                                                                ========

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


RESULTS OF OPERATIONS

For the three months ended March 31, 2001, the Company reported a net loss of approximately $3,493,700 on total revenues of approximately $1,426,400 compared to a net loss of approximately $657,100 on total revenues of approximately $6,566,300 for the same period ended March 31, 2000. Net loss decreased as a percentage of revenue for the three months ended March 31, 2001, versus the three months ended March 31, 2000, primarily due to lesser margins on programming sold in 2001 compared with 2000 and professional and consulting fees of $1,165,200 associated with the Company's internal investigation, restatement and discharge of old management. Revenue for the period ended March 31, 2001 included approximately $365,700 in sales of programming owned by the UK subsidiary Team Dandelion, approximately $605,000 from the sale of "Live through This", and approximately $267,000 from the sale of "Call of the Wild". Revenue for the period ended March 31, 2000 included approximately $3,700,000 in sales of programming owned by the UK subsidiary Team Dandelion, $1,200,000 on the airing in syndication of six episodes of "Total Recall 2070: The Series" and approximately $1,050,000 on the delivery of five episodes of "Call of the Wild".

Gross profit margin on sales of television programming for the three months end March 31, 2000 was 9% compared to no margin for the period ended March 31, 2001. This situation was due to the Company not having sufficient sales volume in the first quarter ended March 31, 2001 to cover amortization, distribution, and selling costs.

The operations for the quarter ended March 31, 2001 included increased professional and consulting costs of $788,00 related to the special investigation and replacement of senior management and no capitalization of overhead to film inventory due to a lack of film production. The Company had $1.388,800 of capitalized overhead for the quarter ended March 31, 2000.

Interest expense was $348,800 for the three months ended March 31, 2001, as compared to $24,200 for the three months ended March 31, 2000. The increase is due to the additional $1 million of debt incurred by the Company during February 2001. Interest income for the three months ended March 31, 2000 was $211,200 versus $0 for 2001.

Receivables at March 31, 2001 were $1,959,000 and approximately 70% of these receivables are from entities domiciled outside the United States. Receivables represent approximately 6.9% of the total assets of the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash balances of $478,400 as of March 31, 2001.

In March 2001, the Company received $1 million in proceeds from an increase in its credit facility with a bank, pursuant to a term loan due within one year.

The Company is in need of short-term working capital and received a "going concern" qualification in the auditor's opinion attached to the Company's annual report filed on Form 10-KSB. Since the filing of our Form 10-KSB in April 2001, management has been generating capital and liquidity from recently consummated arrangements with third parties for the sale and distribution of its television film library of approximately 2,000 titles. The Company is also seeking to increase its existing bank line of credit and is in active discussions with sources for various types of equity and equity related financings. No assurance can be given that any such financing arrangements will ultimately be obtained or that they will be on reasonably acceptable terms. In addition to seeking external financing and increasing its worldwide sales efforts, management has recently effected significant reductions in the Company's operating expenses.

Even if the Company is able to solve its short-term liquidity and capital needs, the distribution of television products generally requires distributors such as the Company to be able to provide deficit financing to producers (representing the difference between the cost of production and amounts advanced by United States television networks). Accordingly, in order to expand our business and obtain new television products for distribution, the Company will be required to obtain a source for deficit financing for future television projects. In December 2000, we received a commitment from a bank for a $45 million debt facility to enable us to produce and finance film products for television. However, in light of our recent adverse developments, such contemplated financing was suspended pending the results of our 2001 operations. Although we will continue to explore the possibility of obtaining a significant production line of credit with a commercial bank, there is no assurance that we will be able to consummate such financing on commercially acceptable terms, if at all.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Securities and Exchange Commission is currently conducting an investigation into the matters discussed in this Item 1.

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

Item 2 - None

Item 3 - None

Item 4 - None

Item 5 - None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

a)  Financial data schedule


Form 8-K

a) February 15, 2000 - Press release regarding the termination of Drew Levin as Chairman and Chief Executive Officer and the appointment of new management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 21, 2001


                              TEAM COMMUNICATIONS GROUP, INC.


                              By:  /s/ MICHAEL JAY SOLOMON
                              -----------------------------------
                              Michael Jay Solomon
                              Chairman of the Board of
                              Directors and Chief Executive
                              Officer



                              By:  /s/ JAY J. SHAPIRO
                              -----------------------------------
                              Jay J. Shapiro
                              Acting Chief Financial Officer