Form 10QSB/A
period 2001-03-31
TEAM COMMUNICATIONS GROUP INC
filed 2001-07-20
CIK 1035700

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                               (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (AMENDED)

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-6739

                         TEAM COMMUNICATIONS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CALIFORNIA                       95-4519215
                    ----------                       ----------
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
                             ($ amounts in 000's)


                                                                      March 31, 2001           December 31, 2000
ASSETS                                                                 (Unaudited)                 (Audited)
                                                                       -----------                 ---------


Cash                                                                        $   478.4                 $  2,610.8
Trade receivables, less allowance for doubtful accounts of
     $14,155.5 and $14,155.5 respectively                                     1,959.0                    1,376.1
Television programming costs, less accumulated amortization of
     $30,442 and $29,600.0 respectively                                      23,697.1                   24,080.4
Fixed assets, net                                                             1,767.7                    1,878.8
Other assets                                                                    596.6                      668.9
                                                                           ----------                 ----------
Total Assets                                                               $ 28,498.8                 $ 30,615.0
                                                                           ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                   $  8,086.0                 $  7,128.7
Deferred revenue                                                              3,307.5                    3,327.0
Accrued participations                                                        1,160.7                    1,120.7
Notes payable                                                                 8,594.2                    8,688.0
Accrued interest                                                                303.0                      230.4
                                                                           ----------                 ----------
Total Liabilities                                                            21,451.4                 20,494.8
                                                                           ==========                 ==========

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                             -                          -
Common stock, no par value; 50,000,000 shares authorized;
     14,401,339 and 13,831,541 issued and outstanding,
     respectively                                                                 1.0                        1.0
Paid in capital                                                              58,219.7                   57,566.4
Accumulated other comprehensive income                                         (584.6)                    (352.2)
Accumulated deficit                                                         (50,588.7)                 (47,095.0)
                                                                           ----------                 ----------
Total shareholders' equity                                                    7,047.4                   10,120.2
                                                                           ==========                 ==========
Total liabilities and shareholders' equity                                 $ 28,498.8                 $ 30,615.0
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

                         TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                               (Amounts in 000's)


                                                                                    For the 3
                                                                   For the 3      Months Ended
                                                                 Months Ended    March 31, 2000
                                                                 March 31, 2001   (RESTATED)
                                                                 --------------   ----------

Revenues                                                         $ 1,426.4         $ 6,566.3
Cost of revenues                                                  (1,443.9)         (5,894.6)
                                                                 ----------        ----------
Gross profit / (loss)                                               (17.5)            671.7
Professional and consulting fees                                 (1,165.2)           (376.6)
General and administrative                                       (1,962.2)           (396.3)
                                                                ----------        ----------
Loss from operations                                             (3,144.9)           (101.2)
Interest expense                                                    348.8              24.2
Interest income                                                      -                211.2
                                                                  ----------        ----------
Earnings / (loss) before income taxes                            (3,493.7)             85.8
Provision for income taxes                                           -                  -
                                                                 ----------        ----------
Net earnings / (loss) before cumulative effect of change in
     accounting principle                                       $(3,493.7)          $  85.8
                                                                 ==========        ==========
Cumulative effect of change in accounting principle
                                                                     -             (4,000.0)
                                                                 ----------        ----------
Net Loss                                                        $(3,493.7)         (3,914.2)
                                                                 ==========        ==========

Basic earnings per common share
Earnings before cumulative effect of change in accounting
     principle                                                    $( 0.24)            $ 0.01
Cumulative effect of change in accounting principle                   -              ( 0.30)
                                                                 ----------        ----------
Net Loss                                                          $( 0.24)          $( 0.29)
                                                                 ==========        ==========
Weighted average number of shares outstanding - Basic and
     Diluted                                                      14,401.3          13,363.5
                                                                 ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                  3 Months Ended
(Amounts in 000's)                                                  3 Months Ended            March 31, 2000
                                                                    March 31, 2001              (RESTATED)
                                                                    --------------              ----------

OPERATING ACTIVITIES:
   Net income                                                           $(3,493.7)                $(3,914.2)
   Adjustments to reconcile net income to cash used for
     operating activities:
       Cumulative effect of change in accounting principle                   -                      4,000.0
       Depreciation and amortization                                        101.9                       5.4
       Amortization of television programming costs                         742.7                   5,325.8
       Additions to television programming costs                           (359.4)                (14,362.7)
       Stocks and warrants issued in exchange for services                  653.3                     171.7
   Changes in assets and liabilities:
       Decrease (increase) in trade receivables                            (582.9)                  5,738.2
       Decrease (increase) in other assets                                   72.3                    (443.8)
       Increase (decrease) in accounts payable, deferred taxes,
         accrued expenses and other liabilities                             957.3                  (3,727.1)
       Increase in accrued participations and deferred revenues              20.5                      -
       Increase (decrease) in accrued interest                               72.6                      -
   Foreign currency translation                                            (232.4)                    (42.4)
                                                                         ----------               ----------
   Net cash used for operating activities                                (2,047.8)                 (7,249.1)
                                                                         ----------               ----------

INVESTING ACTIVITIES:
   Purchase of fixed assets                                                   9.2                  (1,377.6)
   Decrease (increase) in due from officer                                   -                        170.4
                                                                         ----------               ----------
   Net cash provided (used) for investing activities                          9.2                  (1,207.2)
                                                                         ----------               ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of note payable                                 1,000.0                      36.0
   Change in line of credit                                                  -                      7,072.2
   Issuance of common stock                                                  -                      2,716.1
   Principal payment of notes payable                                    (1,093.8)                     -
                                                                         ----------               ----------

Net cash provided by financing activities                                   (93.8)                  9,824.3
                                                                         ----------               ----------

Net change in cash                                                       (2,132.4)                  1,368.0
Cash at beginning of period                                               2,610.8                  21,088.7
                                                                         ----------               ----------

Cash at end of period                                                     $ 478.4                $ 22,456.7
                                                                         ==========               ==========


                         TEAM COMMUNICATIONS GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES



(Amounts in 000's)                                             3 Months Ended     3 Months Ended
                                                                March 31, 2001     March 31, 2000
                                                                --------------     --------------

Interest paid                                                           276.6            -
                                                                        =====          =====
Issuance of stock and warrants in connection with services
provided to the Company                                                 653.3          171.7
                                                                        =====          =====


The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                       Common Stock
                                       ------------
                                      Number of                 Paid in       Comprehensive    Retained
                                        Shares       Par Value  Capital            Loss        Earnings
(Amounts in 000's)                       ------      ---------  -------       -------------    --------

Balance at December 31, 2000             14,246.3        $1.0    $ 57,566.4        $ (352.2)  $ (47,095.0)
Net Income for the three months
     ended March 31, 2001                                                                        (3,493.7)
Issuance of warrants in
     conjunction with services
     rendered                                                         188.3
Issuance of shares in
     conjunction with services
     rendered                               155.0                     465.0
Foreign currency translation

     adjustment                                                                      (232.4)
                                         --------        ----    ----------        ---------  -----------
Balance at March 31, 2001                14,401.3        $1.0    $ 58,219.7        $ (584.6)  $ (50,588.7)
                                         ========        ====    ==========        ========   ===========


The accompanying notes are an integral part of these consolidated financial statements

                         TEAM COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PREPARATION-SIGNIFICANT ACCOUNTING POLICIES:

This filing represents an amended form 10Q-SB for the quarter ended March 31, 2001. Such amendment is the result of the restatement of the cumulative effect of change in accounting principle for the 3 months ended March 31, 2000.

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

NOTE 2 -- TELEVISION PROGRAM COSTS:

Television program costs as of March 31, 2001, consist of the following (amounts in 000's):

       Development                                          $  479.0
       In Process                                            4,676.6
       Released, less accumulated amortization              18,541.5
                                                            --------
       Total television program costs                      $23,697.1
                                                           =========

NOTE 3 -- LITIGATION AND CONTINGENCIES:

On or after March 9, 2001, a number of securities class action complaints were filed against us, our former chief executive officer and a former chief financial officer in the United States District Court for the Central District of California on behalf of purchasers of our publicly traded securities during the period between November 23, 1999 and February 12, 2001. These class action complaints were brought pursuant to the Securities Exchange Act of 1934, as amended, and allege violation of Section 10(b) and Rule 10b-5 thereunder, and
Section 20(a) of that Act. These actions were a result of our February 13, 2001 public announcement concerning the substantial losses and financial adjustments we expected to incur in fiscal 2000. The plaintiffs seek unspecified damages. We are currently evaluating the merits of such claims and the Company maintains director and officer liability insurance coverage.

The United States Securities and Exchange Commission is currently conducting an investigation into the matters discussed in this Note 3.

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


                                                                                     Amount
                                                                                -----------------

                                                                                 (in 000's)
  1)   Write-off of accounts receivable                                             $13,000.0
  2)   Write-down of film inventory                                                  20,000.0
  3)   Write-off of U.K. investment                                                   2,500.0
  4)   Reserve for closedown of European offices                                      1,000.0
  5)   Reserve for amounts due the Company from former Chief Executive Officer        1,000.0
  -                                                                                 ----------
           Total                                                                    $37,500.0
                                                                                    ==========


Management believes the effect of the above on the quarter ended March 31, 2000, is an increase in cost of revenue of approximately $466,600 and reversal of previously accrued tax provision of $245,900.

NOTE 5 - FIXED ASSETS:
                                                             Amount (000's)
                                                             --------------
     Equipment                                                    $ 327.7
     Furniture & other                                              557.0
     UK office building                                             308.9
     Leasehold improvements                                       1,247.8
                                                                  -------
     Total cost                                                   2,441.4
     Accumulated depreciation                                      (673.7)
                                                                 ---------
     Total, net of accumulated depreciation                      $1,767.7
                                                                 =========


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

The operations for the quarter ended March 31, 2001 included increased professional and consulting costs of $788,00 related to the special investigation and replacement of senior management and no capitalization of overhead to film inventory due to a lack of film production. The Company had $1,388,800 of capitalized overhead for the quarter ended March 31, 2000.

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

Dated: July 19, 2001


                             TEAM COMMUNICATIONS GROUP, INC.


                             By:  /s/ MICHAEL JAY SOLOMON
                             ------------------------------------------------
                             Michael Jay Solomon
                             Chairman of the Board of
                             Directors and Chief Executive
                             Officer

                             By: /s/ JAY J. SHAPIRO
                             -----------------------------------
                             Jay J. Shapiro
                             Acting Chief Financial Officer

13