Form 10QSB
period 2001-06-30
TEAM COMMUNICATIONS GROUP INC
filed 2001-08-21
CIK 1035700

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         On August 15, 2001, the registrant had outstanding 14,401,339 shares of its common stock, no par value.

Transitional Small Business Disclosure Format (check one):  YES   [ ]   NO   |X|

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets at June 30, 2001 and December 31, 2000 ............................  3

     Consolidated Statements of Operations for the three and six months ended June 30, 2001 and June 30, 2000 .........................................................  4

     Consolidated Statements of Cash Flows for the six months ended
     June 30, 2001 and June 30, 2000 ...............................................................  5

     Consolidated Statements of Shareholders' Equity ...............................................  7

     Notes to Consolidated Financial Statements ....................................................  8

Item 2.  Management's Discussion and Analysis or Plan of Operation ................................. 11


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................................... 14

Item 2.  Changes in Securities ..................................................................... 14

Item 3.  Defaults Upon Senior Securities ........................................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders ....................................... 14

Item 5.  Other Information ......................................................................... 14

Item 6.  Exhibits and Reports on Form 8-K .......................................................... 14

Signatures ......................................................................................... 15

                         TEAM COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                              ($ amounts in 000's)

Item 1.  Financial Statements

                                                                             June 30, 2001    December 31, 2000
                                                                             -------------    -----------------
                                                                              (Unaudited)
ASSETS

Cash                                                                          $     705.6       $   2,610.8
Trade receivables                                                                   801.8           1,376.1
Television programming costs, less accumulated amortization of
     $30,442 and $29,600.0 respectively                                          21,270.5          24,080.4
Fixed assets, net                                                                 1,268.7           1,878.8
Other assets                                                                        577.9             668.9
                                                                              -----------       -----------
Total Assets                                                                  $  24,624.5       $  30,615.0
                                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                      $   7,631.8       $   7,128.7
Deferred revenue                                                                    265.6           3,327.0
Accrued participations                                                            1,160.7           1,120.7
Notes payable                                                                     8,525.9           8,688.0
Convertible notes, net of discount of $957.9                                         87.1                --
Accrued interest                                                                    205.6             230.4
                                                                              -----------       -----------
Total Liabilities                                                                17,876.7          20,494.8
                                                                              -----------       -----------

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares
     issued and outstanding                                                            --                --
Common stock, no par value; 50,000,000 shares authorized; 14,401,339
     and 14,226,339 issued and outstanding, respectively                              1.0               1.0
Paid in capital                                                                  59,264.7          57,566.4
Accumulated other comprehensive loss                                             (1,259.3)           (352.2)
Accumulated deficit                                                             (51,258.6)        (47,095.0)
                                                                              -----------       -----------
Total shareholders' equity                                                        6,747.8          10,120.2
                                                                              -----------       -----------
Total liabilities and shareholders' equity                                    $  24,624.5       $  30,615.0
                                                                              ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                         TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                               (Amounts in 000's)

                                              For the 3 Months Ended June 30   For the 6 Months Ended June 30
                                              ------------------------------   ------------------------------
                                                  2001            2000              2001            2000
                                              -------------   --------------   --------------   -------------
                                                                (restated)                        (restated)
Revenues                                      $   3,995.4     $    6,207.3     $    5,421.8     $   12,773.6
Cost of revenues                                 (2,904.7)        (4,980.1)        (4,348,6)       (10,874.7)
                                              ------------    -------------    -------------    -------------
Gross profit                                      1,090.7          1,227.2          1,073.2          1,898.9
Professional and consulting fees                   (572.3)          (596.5)        (1,737.5)          (983.0)
General and administrative                         (985.1)        (1,132.5)        (2,947.3)        (1,518.9)
                                              ------------    -------------    -------------    -------------
Loss from operations                               (466.7)          (501.8)        (3,611.6)          (603.0)
Interest expense                                    409.2             11.0            758.5             35.2
Interest income                                        --            191.4              0.5            402.6
Other income                                        206.0               --            206.0               --
                                              ------------    -------------    -------------    -------------
Loss before income taxes                           (669.9)          (321.4)        (4,163.6)          (235.6)
Provision for income taxes                             --               --               --               --
                                              ------------    -------------    -------------    -------------
Net loss before cumulative effect of
     change in accounting principle           $    (669.9)    $     (321.4)    $   (4,163.6)    $     (235.6)
                                              ------------    -------------    -------------    -------------
Cumulative effect of change in
     accounting principle                              --               --               --         (4,000.0)
                                              ------------    -------------    -------------    -------------
Net Loss                                      $    (669.9)    $     (321.4)    $   (4,163.6)    $   (4,235.6)
                                              ============    =============    =============    =============
Basic and diluted loss per common share:
      Loss before cumulative effect of
        change in accounting principle        $      (0.05)   $       (0.02)   $       (0.29)   $       (0.02)
      Cumulative effect of change in
        accounting principle                           --               --               --             (0.29)
                                              ------------    -------------    -------------    -------------
Net Loss                                      $      (0.05)   $       (0.02)   $       (0.29)   $       (0.31)
                                              ============    =============    =============    =============
Weighted average number of shares
     outstanding - Basic and Diluted             14,401.3         13,920.1         14,401.3         13,578.6
                                              ============    =============    =============    =============





The accompanying notes are an integral part of these consolidated financial statements.
                                       4

                         TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                               (Amounts in 000's)


                                                                        6 Months Ended   6 Months Ended
                                                                         June 30, 2001    June 30, 2000
                                                                        --------------   --------------
                                                                                           (restated)
OPERATING ACTIVITIES:
   Net loss                                                              $ (4,163.6)      $  (4,235.6)
   Adjustments to reconcile net income to cash used for operating activities:
       Cumulative effect of change in accounting principle                       --           4,000.0
       Depreciation and amortization                                          202.6             143.0
       Amortization of television programming costs                         4,005.1          10,939.7
       Additions to television programming costs                           (1,195.2)        (25,402.7)
       Provision for doubtful accounts                                           --             164.2
       Amortization of discount on convertible notes                           87.1                --
       Stocks and warrants issued in exchange for services                    653.3             171.8
       Gain on the sale of  U.K. office building                             (206.1)               --
   Changes in assets and liabilities:
       Decrease (increase) in trade receivables                               574.3              34.2
       Decrease (increase) in other assets                                     91.0            (736.6)
       Increase (decrease) in accounts payable, deferred taxes,
         accrued expenses and other liabilities                               503.1          (2,025.2)
       Increase in accrued participations and deferred revenues            (3,021.4)            961.4
       Increase (decrease) in accrued interest                                (24.8)             48.1
   Foreign currency translation                                              (907.1)           (149.1)
                                                                         ----------       -----------
   Net cash used for operating activities                                  (3,401.6)        (16,086.8)
                                                                         ----------       -----------
INVESTING ACTIVITIES:
   Purchase of fixed assets                                                   (13.9)         (1,535.4)
   Proceeds from the sale of U.K. office building                             468.5                --
   Disposition of fixed assets                                                159.0                --
   Purchase of available for sale securities                                     --         (10,327.3)
   Decrease (increase) in due from officer                                       --             170.4
                                                                         ----------       -----------
   Net cash provided (used) for investing activities                          641.3         (11,692.3)
                                                                         ----------       -----------
FINANCING ACTIVITIES:
   Proceeds from issuance of note payable                                   2,045.0           1,037.3
   Change in line of credit                                                      --           3,172.0
   Issuance of common stock                                                      --           4,065.8
   Principal payment of notes payable                                      (1,162.1)               --
                                                                         ----------       -----------
Net cash provided by financing activities                                     882.9           8,275.1
                                                                         ----------       -----------
Net change in cash                                                         (1,905.2)        (19,504.0)
Cash at beginning of period                                                 2,610.8          21,088.7
                                                                         ----------       -----------
Cash at end of period                                                    $    705.6       $   1,584.7
                                                                         ==========       ===========

                         TEAM COMMUNICATIONS GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
                               (Amounts in 000's)


                                                                            6 Months Ended         6 Months Ended
                                                                             June 30, 2001          June 30, 2000
                                                                            --------------         --------------
Interest paid                                                                       550.6                     --
                                                                            =============          =============
Issuance of stock and warrants in connection with services provided to
the Company                                                                         653.3                  171.8
                                                                            =============          =============
Issuance of stock and warrants in connection with sale of convertible
notes                                                                             1,045.0                     --
                                                                            =============          =============












The accompanying notes are an integral part of these consolidated financial statements.
                                       6

                         TEAM COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                               (Amounts in 000's)

                                                   Common Stock                             Accumulated
                                              ----------------------                           Other
                                              Number of                     Paid in        Comprehensive      Accumulated
                                               Shares      Par Value        Capital            Loss             Deficit
                                              ---------    ---------      ----------       -------------      -----------
Balance at December 31, 2000                  14,246.3      $  1.0        $ 57,566.4       $   (352.2)        $ (47,095.0)
Net Loss for the six months ended
     June 30, 2001                                                                                               (4,163.6)
Issuance of warrants in conjunction
     with services rendered                                                    188.3
Issuance of shares in conjunction
     with services rendered                      155.0                         465.0
Issuance of warrants in conjunction
     with sale of convertible notes                                          1,045.0
Foreign currency translation
     adjustment                                                                                (907.1)
                                              --------      ------        ----------       ----------         -----------
Balance at June 30, 2001                      14,401.3      $  1.0        $ 59,264.7       $ (1,259.3)        $ (51,258.6)
                                              ========      ======        ==========       ==========         ===========








  The accompanying notes are an integral part of these consolidated financial statements.

                         TEAM COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PREPARATION-SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2000, included in the Team Communications Group, Inc. ("Company") financial report in the Company's 10-KSB which were reported on by independent auditors who expressed an uncertainty regarding the Company's ability to continue as a going concern.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations and cash flows for the three and six month periods ended June 30, 2001 have been included. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB filed for the year ended December 31, 2000.

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

An entity that had previously been subject to the requirements of SFAS No. 53 should follow the guidance in a Statement of Position 00-02, "Accounting by Producers and Distributors of Films" and SFAS No. 139, which rescinded SFAS No.
53. The Company has elected early adoption of Statement of Position 00-02. Consequently, such change in accounting principle has had roughly a $4.0 million negative impact on the Company's results of operations and financial condition as of and for the year ended December 31, 2000. The effects of such negative impact on the Company is reflected in the Company's financial statements as the cumulative effect of change in accounting principle.

The Company recognizes revenues from licensing agreements for telecast, exhibition or distribution for its entertainment products. The Company values its film cost at the lower of unamortized cost or net realizable value on an individual title basis in accordance with generally accepted accounting principles. Film costs represent those costs incurred in the development, production and distribution of television projects. Such costs have been capitalized. Amortization of film cost is charged to expense and third party participation are accrued using the individual film forecast method whereby expense is recognized in the proportion that current period revenues bear to an estimate of ultimate revenues. These estimates of revenues are prepared and reviewed periodically by management. The Company modified its 2000 Statement of Operations to ensure conformity with the Company's presentation of 2001 information.

NOTE 2 -- TELEVISION PROGRAM COSTS

Television program costs as of June 30, 2001, consist of the following:

                                                     Amount
                                                   (in 000's)
                                                  -----------
     Development                                  $     563.3
     In Process                                         311.0
     Released, less accumulated amortization         20,396.2
     Total television program costs               $  21,270.5
                                                  ===========

NOTE 3 -- LITIGATION AND CONTINGENCIES

Commencing on March 9, 2001, a series of class action securities complaints were filed against the Company, its former chief executive officer and a former chief financial officer in the United States District Court for the Central District of California on behalf of purchasers of the Company's publicly traded securities during the period between November 23, 1999 and February 12, 2001. These class action complaints were brought pursuant to the Securities Exchange Act of 1934, as amended (the "Act"). The claims seek unspecified damages and generally allege that the Company violated Section 10(b) and Rule 10b-5 thereunder, and Section 20(a) of the Act. These actions were a result of the Company's February 13, 2001 public announcement concerning the substantial losses and financial adjustments the Company expected to incur in fiscal 2000. These claims have been consolidated and the plaintiff class expanded. The Company is currently evaluating the merits of these claims.

The United States Securities and Exchange Commission is currently conducting an investigation into the matters discussed in this Note 3.

NOTE 4 - RESTATEMENT

As a result of a special investigation by the Company's Board of Directors (the "Board") and the conclusion that various transactions entered into by the Company's U.K. subsidiary Team Dandelion lacked economic substance, the Company requested the resignation of the former chief executive officer and the managing director of Team Dandelion. Accordingly, new management appointed by the Board on February 12, 2001 determined that the following transactions representing revenues previously recorded in the quarterly financial statements during 2000, and additional write-offs and reserves should be recorded in the fourth quarter of fiscal 2000:

                                                                                    Amount
                                                                                  (in 000's)
                                                                                 -----------
 1) Write-off of accounts receivable                                             $  13,000.0
 2) Write-down of film inventory                                                    20,000.0
 3) Write-off of U.K. investment                                                     2,500.0
 4) Reserve for closedown of European offices                                        1,000.0
 5) Reserve for amounts due the Company from former Chief Executive Officer          1,000.0
                                                                                 -----------
    Total                                                                        $  37,500.0
                                                                                 ===========

The Company's management believes the effect of the above on the six months ended June 30, 2000, is a decrease in revenues of approximately $6,690,000, a related decrease in amortization expense of approximately $3,300,000 and a decrease in net income of approximately $5,882,000. In addition, the above adjustments decreased accounts receivable by approximately $6,530,000 and decreased film costs by approximately $9,537,000.

NOTE 5 - FIXED ASSETS

                                                                             Amount
                                                                           (in 000's)
                                                                         -----------
     Equipment                                                           $     272.8
     Furniture & other                                                         443.9
     UK office building                                                           --
     Leasehold improvements                                                  1,247.8
                                                                         -----------
     Total cost                                                              1,964.5
     Accumulated depreciation                                                 (695.7)
                                                                         -----------
     Total, net of accumulated depreciation                              $   1,268.8
                                                                         ===========


The Company sold its UK office building during the six months ended June 30, 2001, which resulted in a $206,000 gain reflected in the results of operations.

NOTE 6 - CONVERTIBLE NOTES

In June 2001, the Company completed a private offering of its securities comprised of:

  o $1,045,000 in 8% convertible notes due May 30, 2002, which notes are convertible into shares of the Company's common stock at a conversion price equal to the lower of $1.00 or 80% of the average of the three lowest closing bid prices for the Company's common stock for the 15 trading days prior to the date of conversion;
  o Warrants, exercisable until May 30, 2006, entitling the holder to purchase an aggregate of 1,314,664 shares of the Company's common stock at an exercise price per share of $1.56;
  o 275,000 shares of the Company's common stock to be issued as finder's fees; and
  o  $72,500 cash finders fee.

The notes are secured by a lien and security interest in the Company's film library and substantially all of its other assets and properties. The lien and security interest securing the notes are subordinated only to a prior first lien granted to a bank under the Company's existing $2.0 million credit facility and a prior lien granted to a lender secured by the Company's "Call of the Wild" televisions series.

The discount attributable to the value of the warrants as calculated using the Black-Scholes model and the value of the equity conversion features of the notes exceed the face value of the convertible notes. As a result, the notes were fully discounted and the discount was recorded as additional paid in capital. The discount will be amortized on a straight-line basis over one year giving an effective interest rate in excess of 100%.

NOTE 7 - EQUITY LINE OF CREDIT

On June 20, 2001, the Company entered into an equity line of credit agreement with Refco Capital Markets Ltd. ("Refco") pursuant to which the Company has the right (but not the obligation) under certain conditions to sell a minimum of $100,000 per month of the Company's common stock at a price per share based on 85% of the prevailing average per share trading price of the Company's common stock. The Company intends to file a registration statement to register 6,000,000 shares of its common stock for future issuance to satisfy certain of its obligations under the terms of the Refco agreement. The Company can sell up to $20,000,000 of its securities for a period of 24 months after the effective date of the registration statement that it files to register the securities sold to Refco. In view of the currently low price levels at which the Company's common stock trades, the Company does not presently intend to use the equity line of credit. However, the Company's liquidity and capital requirements may necessitate the use of such facility.

In consideration for its purchase commitment under the equity line of credit agreement, on June 20, 2001, the Company agreed to issue Refco warrants, exercisable until June 20, 2006, to purchase an aggregate of 750,000 shares of the Company's common stock at an exercise price per share of $1.56.

NOTE 8 - SUBSEQUENT EVENTS

On August 17, 2001, the Company received notice from Nasdaq that the Company did not meet the minimum bid price requirements to continue to be listed on the Nasdaq National Market Quotation System. The Company has 90 has from the date of the notice to satisfy this requirement or risk being de-listed from the Nasdaq National Market Quotation System.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-looking Statements

The following is an analysis of the Company's results of operations and liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's merchandise and the continued availability of suitable merchandise; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets in which the Company competes; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; competitive products, services and pricing; delays in production schedules; product life cycles; sale terms and conditions; financial market volatility affecting our stock price; litigation; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Results of Operations

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

Revenues. For the three months ended June 30, 2001, the Company reported a net loss of approximately $669,900 on total revenues of approximately $3,995,400 compared to a net loss of approximately $321,400 on total revenues of approximately $6,207,300 for the same period ended June 30, 2000. Net loss increased as a percentage of revenue for the three months ended June 30, 2001, versus the three months ended June 30, 2000, primarily due to professional and consulting fees of $1,165,200 associated with the Company's internal investigation, restatement and discharge of old management offset by higher margins on programming sold in 2001 compared with 2000. Revenue for the period ended June 30, 2001 included approximately $224,000 in sales of programming owned by the UK subsidiary Team Dandelion, approximately $3,564,000 from the network sale of "Final Jeopardy" and approximately $195,000 from the sale of "Live through This". Revenue for the period ended June 30, 2000 included approximately $1,400,000 in sales of programming owned by Team Dandelion and $3,950,000 on the airing in syndication of "Total Recall 2070: The Series".

Gross profit margin. Gross profit margin on sales of television programming for the three months ended June 30, 2001 was 27% as compared to 20% for the three months ended June 30, 2000.

Operations. The operations for the quarter ended June 30, 2001 included increased professional and consulting costs of $572,300 related to pending litigation, a special investigation by the Securities and Exchange Commission and replacement of senior management and no capitalization of overhead to film inventory due to a lack of film production. The Company had $1,388,800 of capitalized overhead for the quarter ended June 30, 2000.

Interest expense. Interest expense was $409,300 for the three months ended June 30, 2001, as compared to $11,000 for the three months ended June 30, 2000. The increase is due to the additional $1 million of debt incurred by the Company during February 2001. Interest income for the three months ended was $0 for June 30, 2001 as compared to $191,400 for June 30, 2000.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

Revenues. For the six months ended June 30, 2001, the Company reported a net loss of approximately $4,163,600 on total revenues of approximately $5,421,800 compared to a net loss of approximately $4,235,600 on total revenues of approximately $12,773,600 for the same period ended June 30, 2000. Net loss decreased as a percentage of revenue for the six months ended June 30, 2001, versus the six months ended June 30, 2000, primarily due to professional and consulting fees of $1,737,500 associated with the Company's litigation expenses, internal investigation, restatement and discharge of old management. Revenue for the period ended June 30, 2001 included approximately $589,700 in sales of programming owned by Team Dandelion, approximately $3,563,800 from the sale of "Final Jeopardy", approximately $799,800 from the sale of "Live through This", and approximately $273,500 from the sale of "Call of the Wild". Revenue for the period ended June 30, 2000 included approximately $5,089,400 in sales of programming owned by Team Dandelion, $5,150,000 on the airing in syndication of "Total Recall 2070: The Series" and approximately $1,470,000 on the delivery of seven episodes of "Call of the Wild".

Gross profit margin. Gross profit margin on sales of television programming for the six months ended June 30, 2001 was 20% compared to 15% for the period ended June 30, 2000. The increase was due to the sale of Final Jeopardy at a higher gross margin than prior year products.

Operations. The operations for the six months ended June 30, 2001 included increased professional and consulting costs of $1,737,500 related to pending litigation expenses, a special investigation by the Securities and Exchange Commission and replacement of senior management and no capitalization of overhead to film inventory due to a lack of film production. The Company had $1,388,800 of capitalized overhead for the six months ended June 30, 2000.

Interest expense. Interest expense was $758,500 for the six months ended June 30, 2001, as compared to $35,200 for the six months ended June 30, 2000. The increase is due to the additional $1 million of debt incurred by the Company during February 2001. Interest income for the six months ended June 30, 2000 was $402,600 versus nil for 2001. The decrease in interest income is due to lower cash balances in the Company's accounts during the six-month period ended June 30, 2001.

Receivables. Receivables at June 30, 2001 were $801,800 and approximately 13.5% of these receivables are from entities domiciled outside the United States. Receivables represent approximately 3.3% of the total assets of the Company.

Liquidity and Capital Resources

The Company had cash balances of $705,600 as of June 30, 2001.

In March 2001, the Company received one million dollars in proceeds from an increase in its credit facility with a bank, pursuant to a term loan due within one year.

Convertible Notes - Effective as of May 30, 2001, we completed a private offering of our securities comprised of:

   o $1,045,000 in 8% convertible notes due May 30, 2002, which notes are convertible into shares of the Company's common stock at a conversion price equal to the lower of $1.00 or 80% of the average of the three lowest closing bid prices for the Company's common stock for the 15 trading days prior to the date of conversion;
   o Warrants, exercisable until May 30, 2006, entitling the holder to purchase an aggregate of 1,314,664 shares of the Company's common stock at an exercise price per share of $1.56;
   o 275,000 shares of the Company's common stock to be issued to certain finders; and
   o  $72,500 cash finders fee to certain finders.

The notes are secured by a lien and security interest in the Company's film library and substantially all of its other assets and properties. The lien and security interest securing the notes are subordinated only to a prior first lien granted to a bank under the Company's existing $2.0 million credit facility and a prior lien granted to a lender secured by the Company's "Call of the Wild" televisions series.

The discount attributable to value of the warrants as calculated using the Black-Scholes model and the value of the equity conversion features exceeded the face value of the convertible notes. As a result, the notes were fully discounted and the discount was recorded as additional paid in capital. The discount will be amortized on a straight-line basis over one year giving an effective interest rate in excess of 100%.

Equity Line of Credit - On June 20, 2001, the Company entered into an equity line of credit agreement with Refco Capital Markets Ltd. under which we have the right (but not the obligation) under certain conditions to sell a minimum of $100,000 per month of the Company's common stock at a price per share based on 85% of the prevailing average per share trading price of the Company's common stock. The Company intends to file a registration statement to register 6,000,000 shares of its common stock for future issuance to satisfy certain of its obligations under the equity line of credit agreement. The Company may sell up to $20,000,000 of its Securities for a period of 24 months after the effective date of the registration statement that it files to register the securities sold to Refco. In view of the currently low price levels at which the Company's common stock trades, the Company does not presently intend to use the equity line of credit. However, the Company's liquidity and capital requirements may necessitate the use of such facility. In consideration for its purchase commitment under the equity line of credit agreement, on June 20, 2001 the Company agreed to issue to Refco Capital Markets Ltd. warrants, exercisable until June 20, 2006, to purchase an aggregate of 750,000 shares of the Company's common stock at an exercise price per share of $1.56.

Defaults on Credit Lines- The Company is presently in default of its payment obligations under a $6.5 million term loan secured by all the company's title and interest in Call of the Wild. The balance outstanding is approximately $6,500,000 as of June 30, 2001. The Company is attempting to negotiate a restructuring of the loan terms. There can be no assurance that the Company will be successful in renegotiating the loan.

Capital Needs. The Company is in need of short-term working capital and received a "going concern" qualification in the auditor's opinion attached to the Company's annual report filed on Form 10-KSB. Since the filing of the Company's Form 10-KSB in April 2001, the Company has entered into agreements with sub-distributors to market its film library titles. As a result of these agreements, the Company's marketing and sales activities have been curtailed to minimize use of capital. The Company anticipates that these agreements will generate revenues and cash flow in future periods. There is no assurance that such revenues will be sufficient to sustain operations. The Company is also active in discussions with sources for various types of equity and debt related financings. No assurance can be given that any such financing arrangements will ultimately be obtained or that they will be on reasonably acceptable terms. In addition to seeking external financing and increasing its worldwide sales efforts, management has recently effected significant reductions in the Company's operating expenses.

The Company's operations require approximately $400,000 per month. Current revenues from sales are approximately $100,000 per month. The Company hopes to generate additional cash from sales activities and third party investments. There can be no assurances that the Company will be successful in generating the required additional cash. If the Company is not successful, the Company may not be able to continue as a going concern.

Even if the Company is able to solve its short-term liquidity and capital needs, the distribution of television products generally requires the Company to be able to provide deficit financing to producers (representing the difference between the cost of production and amounts advanced by United States television networks). To expand the Company's business and obtain new television products for distribution, the Company will be required to obtain a source for deficit financing for future television projects and library acquisitions. Although the Company intends to continue to explore the possibility of obtaining a significant production line of credit with a commercial bank, there is no assurance that the Company will be able to consummate such financing on commercially acceptable terms, if at all.

                         TEAM COMMUNICATIONS GROUP, INC.
                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Securities and Exchange Commission is currently conducting an investigation into the matters discussed in this Item 1.

Commencing on March 9, 2001, a series of class action securities complaints were filed against the Company, its former chief executive officer and a former chief financial officer in the United States District Court for the Central District of California on behalf of purchasers of the Company's publicly traded securities during the period between November 23, 1999 and February 12, 2001. These class action complaints were brought pursuant to the Securities Exchange Act of 1934, as amended (the "Act"). The claims seek unspecified damages and generally allege that the Company violated Section 10(b) and Rule 10b-5 thereunder, and Section 20(a) of the Act. These actions were a result of the Company's February 13, 2001 public announcement concerning the substantial losses and financial adjustments the Company expected to incur in fiscal 2000. These claims have been consolidated and the plaintiff class expanded. The Company is currently evaluating the merits of these claims.

Item 2.  Changes in Securities and Use of Proceeds

(a)   Not applicable.
(b)   Not applicable.
(c)   Not applicable.
(d)   Not applicable.

Item 3.  Defaults Upon Senior Securities

The Company is currently in default of its payment obligations under a $6.5 million term loan secured by all the Company's title and interest in Call of the Wild. The Company is attempting to negotiate a restructuring of the loan terms to cure this default, however, there can be no assurance that the Company will be successful in renegotiating the loan.

Item 4.  Submissions of Matters to Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     None.

(b)   Reports on Form 8-K

         On August 8, 2001, the Company filed a report on Form 8-K to disclose, pursuant to Regulation FD, the terms of its June 2001 private placement and the equity line of credit agreement with Refco Capital Markets, Ltd.

                TEAM COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 21, 2001


                         TEAM COMMUNICATIONS GROUP, INC.

                         By: /s/ MICHAEL JAY SOLOMON
                            ------------------------------------------------
                            Michael Jay Solomon
                            Chairman of the Board of Directors
                            and Chief Executive Officer


                         By: /s/ JAY J. SHAPIRO
                            ------------------------------------------------
                            Jay J. Shapiro
                            President, Chief Operating Officer
                            and Acting Chief Financial Officer