Form 10QSB/A
period 2001-06-30
TEAM COMMUNICATIONS GROUP INC
filed 2001-08-27
CIK 1035700

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Item 5.  Other Information ......................................................................... 14

Item 6.  Exhibits and Reports on Form 8-K .......................................................... 14

Signatures ......................................................................................... 15

                         TEAM COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                              ($ amounts in 000's)

Item 1.  Financial Statements

                                                                             June 30, 2001    December 31, 2000
                                                                             -------------    -----------------
                                                                              (Unaudited)
ASSETS

Cash                                                                          $     705.6       $   2,610.8
Trade receivables                                                                   801.8           1,376.1
Television programming costs, less accumulated amortization of
     $30,442 and $29,600.0 respectively                                          21,270.5          24,080.4
Fixed assets, net                                                                 1,268.7           1,878.8
Other assets                                                                        577.9             668.9
                                                                              -----------       -----------
Total Assets                                                                  $  24,624.5       $  30,615.0
                                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                      $   7,631.8       $   7,128.7
Deferred revenue                                                                    265.6           3,327.0
Accrued participations                                                            1,160.7           1,120.7
Notes payable                                                                     8,525.9           8,688.0
Convertible notes, net of discount of $957.9                                         87.1                --
Accrued interest                                                                    205.6             230.4
                                                                              -----------       -----------
Total Liabilities                                                                17,876.7          20,494.8
                                                                              -----------       -----------

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares
     issued and outstanding                                                            --                --
Common stock, no par value; 50,000,000 shares authorized; 14,401,339
     and 14,226,339 issued and outstanding, respectively                              1.0               1.0
Paid in capital                                                                  59,264.7          57,566.4
Accumulated other comprehensive loss                                                   --            (352.2)
Accumulated deficit                                                             (52,517.9)        (47,095.0)
                                                                              -----------       -----------
Total shareholders' equity                                                        6,747.8          10,120.2
                                                                              -----------       -----------
Total liabilities and shareholders' equity                                    $  24,624.5       $  30,615.0
                                                                              ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                         TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                               (Amounts in 000's)

                                              For the 3 Months Ended June 30   For the 6 Months Ended June 30
                                              ------------------------------   ------------------------------
                                                  2001            2000              2001            2000
                                              -------------   --------------   --------------   -------------
                                                                (restated)                        (restated)
Revenues                                      $   3,995.4     $    6,207.3     $    5,421.8     $   12,773.6
Cost of revenues                                 (2,904.7)        (4,980.1)        (4,348,6)       (10,874.7)
                                              ------------    -------------    -------------    -------------
Gross profit                                      1,090.7          1,227.2          1,073.2          1,898.9
Professional and consulting fees                   (572.3)          (596.5)        (1,737.5)          (983.0)
General and administrative                         (985.1)        (1,132.5)        (2,947.3)        (1,518.9)
                                              ------------    -------------    -------------    -------------
Loss from operations                               (466.7)          (501.8)        (3,611.6)          (603.0)
Interest expense                                    409.2             11.0            758.5             35.2
Interest income                                        --            191.4              0.5            402.6
Other loss                                       (1,053.3)              --         (1,053.3)              --
                                              ------------    -------------    -------------    -------------
Loss before income taxes                         (1,929.2)          (321.4)        (5,422.9)          (235.6)
Provision for income taxes                             --               --               --               --
                                              ------------    -------------    -------------    -------------
Net loss before cumulative effect of
     change in accounting principle           $  (1,929.2)    $     (321.4)    $   (5,422.9)    $     (235.6)
                                              ------------    -------------    -------------    -------------
Cumulative effect of change in
     accounting principle                              --               --               --         (4,000.0)
                                              ------------    -------------    -------------    -------------
Net Loss                                      $  (1,929.2)    $     (321.4)    $   (5,422.9)    $   (4,235.6)
                                              ============    =============    =============    =============
Basic and diluted loss per common share:
      Loss before cumulative effect of
        change in accounting principle        $      (0.14)   $       (0.02)   $       (0.38)   $       (0.02)
      Cumulative effect of change in
        accounting principle                           --               --               --             (0.29)
                                              ------------    -------------    -------------    -------------
Net Loss                                      $      (0.14)   $       (0.02)   $       (0.38)   $       (0.31)
                                              ============    =============    =============    =============
Weighted average number of shares
     outstanding - Basic and Diluted             14,401.3         13,920.1         14,401.3         13,578.6
                                              ============    =============    =============    =============





The accompanying notes are an integral part of these consolidated financial statements.
                                       4

                         TEAM COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                               (Amounts in 000's)


                                                                        6 Months Ended   6 Months Ended
                                                                         June 30, 2001    June 30, 2000
                                                                        --------------   --------------
                                                                                           (restated)
OPERATING ACTIVITIES:
   Net loss                                                              $ (5,422.9)      $  (4,235.6)
   Adjustments to reconcile net income to cash used for operating activities:
       Cumulative effect of change in accounting principle                       --           4,000.0
       Depreciation and amortization                                          202.6             143.0
       Amortization of television programming costs                         4,005.1          10,939.7
       Additions to television programming costs                           (1,195.2)        (25,402.7)
       Provision for doubtful accounts                                           --             164.2
       Amortization of discount on convertible notes                           87.1                --
       Stocks and warrants issued in exchange for services                    653.3             171.8
       Gain on the sale of  U.K. office building                             (206.1)               --
   Changes in assets and liabilities:
       Decrease (increase) in trade receivables                               574.3              34.2
       Decrease (increase) in other assets                                     91.0            (736.6)
       Increase (decrease) in accounts payable, deferred taxes,
         accrued expenses and other liabilities                               503.1          (2,025.2)
       Increase in accrued participations and deferred revenues            (3,021.4)            961.4
       Increase (decrease) in accrued interest                                (24.8)             48.1
   Foreign currency translation                                               352.2            (149.1)
                                                                         ----------       -----------
   Net cash used for operating activities                                  (3,401.7)        (16,086.8)
                                                                         ----------       -----------
INVESTING ACTIVITIES:
   Purchase of fixed assets                                                   (13.9)         (1,535.4)
   Proceeds from the sale of U.K. office building                             468.5                --
   Disposition of fixed assets                                                159.0                --
   Purchase of available for sale securities                                     --         (10,327.3)
   Decrease (increase) in due from officer                                       --             170.4
                                                                         ----------       -----------
   Net cash provided (used) for investing activities                          613.6         (11,692.3)
                                                                         ----------       -----------
FINANCING ACTIVITIES:
   Proceeds from issuance of note payable                                   2,045.0           1,037.3
   Change in line of credit                                                      --           3,172.0
   Issuance of common stock                                                      --           4,065.8
   Principal payment of notes payable                                      (1,162.1)               --
                                                                         ----------       -----------
Net cash provided by financing activities                                     882.9           8,275.1
                                                                         ----------       -----------
Net change in cash                                                         (1,905.2)        (19,504.0)
Cash at beginning of period                                                 2,610.8          21,088.7
                                                                         ----------       -----------
Cash at end of period                                                    $    705.6       $   1,584.7
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
                                                                            =============          =============












The accompanying notes are an integral part of these consolidated financial statements.
                                       6

                         TEAM COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                               (Amounts in 000's)

                                                   Common Stock                             Accumulated
                                              ----------------------                           Other
                                              Number of                     Paid in        Comprehensive      Accumulated
                                               Shares      Par Value        Capital            Loss             Deficit
                                              ---------    ---------      ----------       -------------      -----------
Balance at December 31, 2000                  14,246.3      $  1.0        $ 57,566.4       $   (352.2)        $ (47,095.0)
Net Loss for the six months ended
     June 30, 2001                                                                                               (5,422.9)
Issuance of warrants in conjunction
     with services rendered                                                    188.3
Issuance of shares in conjunction
     with services rendered                      155.0                         465.0
Issuance of warrants in conjunction
     with sale of convertible notes                                          1,045.0
Foreign currency translation
     adjustment                                                                                 352.2
                                              --------      ------        ----------       ----------         -----------
Balance at June 30, 2001                      14,401.3      $  1.0        $ 59,264.7       $       (0)        $ (52,517.9)
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

The Company received a "going concern" qualification in the auditor's opinion attached to the Company's annual report filed on Form 10-KSB. In addition, the Company's costs of operations are approximately $400,000 per month. Current revenues from sales are approximately $100,000 per month. The Company has recently adopted the restructuring plan described under Note 8-Subsequent Events and hopes to generate additional cash from sales activities and third party investments. There can be no assurances that the Company will be successful in either compromising its current obligations or generating the required additional cash. If the Company is not successful, the Company may not be able to continue as a going concern and may be required to seek protection from creditors under the federal bankruptcy laws.

NOTE 2 -- TELEVISION PROGRAM COSTS

Television program costs as of June 30, 2001, consist of the following:

                                                     Amount
                                                   (in 000's)
                                                  -----------
     Development                                  $     563.3
     In Process                                         311.0
     Released, less accumulated amortization         20,396.2
                                                  -----------
     Total television program costs               $  21,270.5
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

On August 20, 2001, the Company agreed to issue to certain of the holders of the 8% convertible notes warrants to purchase 1,261,750 shares of our common stock at an exercise price of $0.50 per share, in consideration of their agreement to permit the Company to immediately proceed with additional equity and equity-type financing of up to $5,000,000. In addition, the Company agreed to reduce the exercise price on all of the warrants previously issued to the holders of the 8% notes and to Refco from $1.56 per share to $0.50 per share, and committed to pay to Refco an additional fee of up to $100,000, payable at the rate of 5% of all additional proceeds received in connection with any additional equity or equity-type financing.

The Company continues to face severe working capital and cash liquidity shortages. As of July 31, 2001 the Company's monthly operating expenses of approximately $400,000 exceeded by approximately $300,000 per month, its monthly cash revenues from distribution of the existing film library.

On August 20, 2001, in an effort to achieve a positive cash flow from operations and attract additional financing, the board of directors adopted a restructuring plan. The purpose of the restructuring plan is to significantly reduce monthly operating expenses while negotiating deferred payment arrangements and compromises with the Company's secured and trade creditors. Under the terms of such restructuring plan:

     o the Company reduced its paid staff to only three persons, whose primary function over the next 60 to 90 days will be to seek to negotiate arrangements with its creditors;


     o the Company intends to terminate, effective as of August 20, 2001 the employment agreements with all senior executive officers of the Company; and


     o the Company will seek to make arrangements with certain of its existing executive officers, including Michael Jay Solomon, our Chairman and Chief Executive Officer, to continue to provide, without further cash compensation ongoing services, as requested by the board of directors, for the next 60 to 90 days.


     Mr. Solomon has agreed to these arrangements and the other executive officers are considering their options. There can be no assurance at this time that the proposed restructuring plan will be successful, that the Company will be able to attract any additional external financing, or otherwise successfully overcome these significant obstacles.

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

Results of Operations

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

Revenues. For the three months ended June 30, 2001, the Company reported a net loss of approximately $1,929,200 on total revenues of approximately $3,995,400 compared to a net loss of approximately $321,400 on total revenues of approximately $6,207,300 for the same period ended June 30, 2000. Net loss increased as a percentage of revenue for the three months ended June 30, 2001, versus the three months ended June 30, 2000, primarily due to professional and consulting fees of $572,300 associated with the Company's internal investigation, restatement and discharge of old management and foreign exchange loss of $1,259,000 associated with the closing of our U.K. operations offset by higher margins on programming sold in 2001 compared with 2000. Revenue for the period ended June 30, 2001 included approximately $224,000 in sales of programming owned by the UK subsidiary Team Dandelion, approximately $3,564,000 from the network sale of "Final Jeopardy" and approximately $195,000 from the sale of "Live through This". Revenue for the period ended June 30, 2000 included approximately $1,400,000 in sales of programming owned by Team Dandelion and $3,950,000 on the airing in syndication of "Total Recall 2070: The Series".

Gross profit margin. Gross profit margin on sales of television programming for the three months ended June 30, 2001 was 27% as compared to 20% for the three months ended June 30, 2000.

Operations. The operations for the quarter ended June 30, 2001 included increased professional and consulting costs of $572,300 related to pending litigation, a special investigation by the Securities and Exchange Commission and replacement of senior management and no capitalization of overhead to film inventory due to a lack of film production. The Company had $1,388,800 of capitalized overhead for the quarter ended June 30, 2000. Other loss reflects a $206,000 gain on the sale of our U.K. office building offset against $1,259,000 in foreign currency translation losses reclassified to the statement of operations due to termination of our U.K. operations.

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

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

         Revenues. For the six months ended June 30, 2001, the Company reported a net loss of approximately $5,422,900 on total revenues of approximately $5,421,800 compared to a net loss of approximately $4,235,600 on total revenues of approximately $12,773,600 for the same period ended June 30, 2000. Net loss decreased as a percentage of revenue for the six months ended June 30, 2001, versus the six months ended June 30, 2000, primarily due to professional and consulting fees of $1,737,500 associated with the Company's litigation expenses, internal investigation, restatement and discharge of old management and foreign exchange loss of $1,259,000 associated with the closing of our U.K. operations. Revenue for the period ended June 30, 2001 included approximately $589,700 in sales of programming owned by Team Dandelion, approximately $3,563,800 from the sale of "Final Jeopardy", approximately $799,800 from the sale of "Live through This", and approximately $273,500 from the sale of "Call of the Wild". Revenue for the period ended June 30, 2000 included approximately $5,089,400 in sales of programming owned by Team Dandelion, $5,150,000 on the airing in syndication of "Total Recall 2070: The Series" and approximately $1,470,000 on the delivery of seven episodes of "Call of the Wild".

Gross profit margin. Gross profit margin on sales of television programming for the six months ended June 30, 2001 was 20% compared to 15% for the period ended June 30, 2000. The increase was due to the sale of Final Jeopardy at a higher gross margin than prior year products.

         Operations. The operations for the six months ended June 30, 2001 included increased professional and consulting costs of $1,737,500 related to pending litigation expenses, a special investigation by the Securities and Exchange Commission and replacement of senior management and no capitalization of overhead to film inventory due to a lack of film production. The Company had $1,388,800 of capitalized overhead for the six months ended June 30, 2000. Other loss reflects a $206,000 gain on the sale of our U.K. office building offset against $1,259,000 in foreign currency translation losses reclassified to the Statement of Operations due to termination of our U.K. operations.

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

On August 20, 2001, the Company agreed to issue to certain of the holders of the 8% convertible notes warrants to purchase 1,261,750 shares of our common stock at an exercise price of $0.50 per share, in consideration of Refco's agreement to permit the Company to immediately proceed with additional equity and equity-type financing of up to $5,000,000. In addition, the Company agreed to reduce the exercise price on all of the warrants previously issued to the holders of the 8% notes from $1.56 per share to $0.50 per share, and committed to pay to Refco an additional fee of up to $100,000, payable at the rate of 5% of all additional proceeds received in connection with any additional equity or equity-type financing.

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

Capital Needs. The Company's operations require approximately $400,000 per month. Current revenues from sales are approximately $100,000 per month. The Company has recently adopted the restructuring plan described above under Subsequent Events, and hopes to generate additional cash from sales activities and third party investments. There can be no assurances that the Company will be successful in either compromising its current obligations or generating the required additional cash. If the Company is not successful, the Company may not be able to continue as a going concern and may be required to seek protection from creditors under the federal bankruptcy laws.

The Company received a "going concern" qualification in the auditor's opinion attached to the Company's annual report filed on Form 10-KSB. Since the filing of the Company's Form 10-KSB in April 2001, the Company has entered into agreements with sub-distributors to market its film library titles. As a result of these agreements, the Company's marketing and sales activities have been curtailed to minimize use of capital. There is no assurance that such revenues will be sufficient to sustain operations in the future. The Company is also active in discussions with sources for various types of equity and debt related financings. No assurance can be given that any such financing arrangements will ultimately be obtained or that they will be on reasonably acceptable terms.


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

Dated: August 27, 2001


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