Form 10QSB
period 2001-09-30
TEAM COMMUNICATIONS GROUP INC
filed 2001-11-19
CIK 1035700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED) FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[?]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 1-6739

TEAM COMMUNICATIONS GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	95-4519215
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

11818 WILSHIRE BOULEVARD, SUITE 200
LOS ANGELES, CALIFORNIA 90025
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 312-4400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [?]

     On October 31, 2001, the registrant had outstanding 14,401,339 shares of its common stock, no par value.

Transitional Small Business Disclosure Format (check one): YES [?] NO [  ]

     TEAM COMMUNICATIONS GROUP, INC.

CONSOLIDATED BALANCE SHEET
($ amounts in 000’s)

Item 1. Financial Statements

	September 30,
	2001
	(Unaudited)	December 31, 2000

ASSETS
Cash	$160.4	$2,610.8
Trade receivables, net of reserves of $386.0 and $0, respectively	289.0	1,376.1
Film programming costs, less accumulated amortization of $30,263.0 and $29,600.0 respectively	19,219.8	24,080.4
Fixed assets, net of accumulated depreciation of $794.8 and $578.4, respectively	1,178.4	1,878.8
Other assets	447.0	668.9

Total Assets	$21,294.6	$30,615.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$4,103.1	$7,128.7
Deferred revenue	261.3	3,327.0
Accrued participations	1,160.7	1,120.7
Notes payable	8,742.6	8,688.0
Convertible notes, net of discount of $459.1	348.4	—
Accrued interest	310.8	230.4

Total Liabilities	14,926.9	20,494.8

Commitments and contingencies (Note 3)
Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 14,401,339 and 14,226,339 issued and outstanding, respectively	1.0	1.0
Paid in capital	59,264.7	57,566.4
Accumulated other comprehensive loss	—	(352.2)
Accumulated deficit	(52,898.0)	(47,095.0)

Total shareholders’ equity	6,367.7	10,120.2

Total liabilities and shareholders’ equity	$21,294.6	$30,615.0

The accompanying notes are an integral part of these consolidated financial statements.

TEAM COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(Amounts in 000’s)

	For the 3 Months Ended		For the 9 Months Ended
	September 30		September 30

		2000		2000
	2001	(restated)	2001	(restated)

Revenues	$531.3	$3,059.0	$5,953.1	$15,832.6
Cost of revenues	(285.3)	(2,816.8)	(4,633.9)	(13,691.5)

Gross profit	246.0	242.2	1,319.2	2,141.1
Professional and consulting fees	(248.7)	(981.3)	(1,986.2)	(1,964.3)
General and administrative	(313.8)	(1,216.5)	(3,261.1)	(2,735.4)

Loss from operations	(316.5)	(1,955.6)	(3,928.1)	(2,558.6)
Interest expense	544.1	434.8	1,303.1	470.0
Interest income	—	176.0	—	578.6
Other loss	(17.2)	—	(570.5)	—

Loss before income taxes	(880.2)	(2,214.4)	(5,803.1)	(2,450.0)
Provision for income taxes	—	—	—	—

Net loss before cumulative effect of change in accounting principle	$(880.2)	$(2,214.4)	$(5,803.1)	$(2,450.0)

Cumulative effect of change in accounting principle	—	—	—	(4,000.0)

Net Loss	$(880.2)	$(2,214.4)	$(5,803.1)	$(6,450.0)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.06)	$(0.16)	$(0.40)	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(0.29)

Net Loss	$(0.06)	$(0.16)	$(0.40)	$(0.47)

Weighted average number of shares outstanding — Basic and Diluted	14,401.3	14,011.2	14,401.3	13,687.4

The accompanying notes are an integral part of these consolidated financial statements.

TEAM COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Amounts in 000’s)

		9 Months Ended
	9 Months Ended	September 30,
	September 30,	2000
	2001	(restated)

OPERATING ACTIVITIES:
Net loss	$(5,803.1)	$(6,450.0)
Adjustments to reconcile net income to cash used for operating activities:
Cumulative effect of change in accounting principle	—	4,000.0
Depreciation and amortization	301.7	263.3
Amortization of film programming costs	4,352.2	12,234.4
Additions to film programming costs	508.4	(28,996.6)
Provision for doubtful accounts	386.0	600.0
Amortization of discount on convertible notes	355.9	—
Stocks and warrants issued in exchange for services	653.3	171.8
Gain on the sale of U.K. office building	(206.1)	—
Changes in assets and liabilities:
Decrease (increase) in trade receivables	701.1	(768.8)
Decrease (increase) in other assets	222.0	(304.3)
Increase (decrease) in accounts payable, deferred taxes, accrued expenses and other liabilities	(3,025.6)	(2,589.4)
Increase in accrued participations and deferred revenues	(3,025.7)	944.9
Increase (decrease) in accrued interest	80.4	74.1
Foreign currency translation	352.2	(968.4)

Net cash used for operating activities	(4,147.3)	(21,789.0)

INVESTING ACTIVITIES:
Purchase of fixed assets	(22.7)	(1,580.2)
Proceeds from the sale of U.K. office building	468.5	—
Disposition of fixed assets	159.0	—
Purchase of available for sale securities	—	(10,515.3)
Decrease (increase) in due from officer	—	170.4

Net cash provided (used) for investing activities	604.8	(11,925.1)

FINANCING ACTIVITIES:
Proceeds from issuance of note payable	2,275.0	2,966.6
Change in line of credit	—	7,123.8
Issuance of common stock	—	4,065.8
Principal payment of notes payable	(1,182.9)	—

Net cash provided by financing activities	1,092.1	14,056.3

Net change in cash	(2,450.4)	(19,657.8)
Cash at beginning of period	2,610.8	21,088.7

Cash at end of period	$160.4	$1,430.9

TEAM COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
(Amounts in 000’s)

	9 Months Ended	9 Months Ended
	September 30, 2001	September 30, 2000

Interest paid	610.1	345.9

Issuance of stock and warrants in connection with acquisition of film library	—	912.0

Issuance of stock and warrants in connection with services provided to the Company	653.3	171.8

Issuance of stock and warrants in connection with sale of convertible notes	1,045.0	—

The accompanying notes are an integral part of these consolidated financial statements.

TEAM COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)
(Amounts in 000’s)

	Common Stock			Accumulated
				Other
	Number of		Paid in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit

Balance at December 31, 2000	14,246.3	$1.0	$57,566.4	$(352.2)	$(47,095.0)
Net Loss for the nine months ended September 30, 2001					(5,803.1)
Issuance of warrants in conjunction with services rendered			188.3
Issuance of shares in conjunction with services rendered	155.0		465.0
Issuance of warrants in conjunction with sale of convertible notes			1,045.0

Foreign currency translation adjustment				352.2

Balance at September 30, 2001	14,401.3	$1.0	$59,264.7	$(0)	$(52,898.1)

The accompanying notes are an integral part of these consolidated financial statements.

TEAM COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, assuming that the Company will continue as a “going concern.” Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the first and second quarters ended March 31, 2001 and June 30, 2001, included in the Company’s respective 10-QSB’s, and for the year ended December 31, 2000, included in the Team Communications Group, Inc. (“Company”) financial report in the Company’s 10-KSB which were reported on by independent auditors who expressed an uncertainty regarding the Company’s ability to continue as a “going concern.” The Company’s costs of operations are approximately $300,000 per month. Current revenues from sales are approximately $150,000 per month. The Company has taken significant steps to reduce its operating costs, reduce its trade debt, and is actively pursuing third party capital investments and also hopes to generate additional cash from increased sales activities. There can be no assurances that the Company will be successful in continuing to reduce its current obligations or generating the required additional cash. See NOTE 9 — SUBSEQUENT EVENTS and “Liquidity and Capital Resources.”

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 have been included. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB filed for the year ended December 31, 2000 and the Company’s 10-QSB’s for the three and six months ended March 31, 2001 and June 30, 2001, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

An entity that had previously been subject to the requirements of SFAS No. 53 should follow the guidance in a Statement of Position 00-02, “Accounting by Producers and Distributors of Films” and SFAS No. 139, which rescinded SFAS No. 53. The Company has elected early adoption of Statement of Position 00-02. Consequently, such change in accounting principle has had roughly a $4.0 million negative impact on the Company’s results of operations and financial condition as of and for the year ended December 31, 2000. The effect of this adjustment is reflected in the Company’s financial statements as the cumulative effect of change in accounting principle.

The Company recognizes revenues from licensing agreements for telecast, exhibition or distribution for its entertainment products. The Company values its film cost at the lower of unamortized cost or net realizable value on an individual title basis in accordance with generally accepted accounting principles. Film costs represent those costs incurred in the development, production and distribution of television projects. Such costs have been capitalized. Amortization of film cost is charged to expense and third party participation are accrued using the individual film forecast method whereby expense is recognized in the proportion that current period revenues bear to an estimate of ultimate revenues. These estimates of revenues are prepared and reviewed periodically by management. The Company modified its 2000 Statement of Operations to ensure conformity with the Company’s presentation of 2001 information.

NOTE 2 — FILM PROGRAMMING COSTS

Film program costs as of September 30, 2001 and December 31, 2000, consist of the following:

	Amounts in 000's

	September 30, 2001	December 31, 2000

Development	$511.3	$734.0
In Process	316.0	3,870.0
Released, less accumulated amortization	18,392.5	19,476.4

Total	$19,219.8	$24,080.4

NOTE 3 — LITIGATION AND CONTINGENCIES

Commencing on March 9, 2001, a series of class action securities complaints were filed against the Company, its former chief executive officer and a former chief financial officer in the United States District Court for the Central District of California on behalf of purchasers of the Company’s publicly traded securities during the period between November 23, 1999 and February 12, 2001. These class action complaints were brought pursuant to the Securities Exchange Act of 1934, as amended (the “Act”). The claims seek unspecified damages and generally allege that the Company violated Section 10(b) and Rule 10b-5 thereunder, and Section 20(a) of the Act. These actions were a result of the Company’s February 13, 2001 public announcement concerning the substantial losses and financial adjustments the Company expected to incur in fiscal 2000. These claims have been consolidated and the plaintiff class expanded. The Company, in conjunction with its insurance carriers, is actively negotiating settlement of these claims.

The United States Securities and Exchange Commission is currently conducting an investigation into the matters discussed in this Note 3.

The Company is presently in default with regard to certain terms and obligations with respect to $8.4 million in notes payable to several secured lenders. Management is attempting to restructure all of its indebtedness, but there is no guarantee negotiations will be successful. (See NOTE 6 — NOTES PAYABLE)

In September 2001, the Company settled its outstanding litigation with Frankfurter Film Products Inc. (“FFP”) by issuance of its common stock in exchange for full release of all claims.

NOTE 4 — RESTATEMENT IN FISCAL 2000

As a result of a special investigation by the Company’s Board of Directors (the “Board”) and the conclusion that various transactions entered into by the Company’s U.K. subsidiary Team Dandelion lacked economic substance, the Company requested the resignation of the former chief executive officer and the managing director of Team Dandelion. Accordingly, new management appointed by the Board on February 12, 2001 determined that the following transactions representing revenues previously recorded in the quarterly financial statements during 2000, and additional write-offs and reserves should be recorded in the fourth quarter of fiscal 2000:

Amount
(in 000's)

1) Write-off of accounts receivable	$13,000.0
2) Write-down of film inventory	20,000.0
3) Write-off of U.K. investment	2,500.0
4) Reserve for closedown of European offices	1,000.0
5) Reserve for amounts due the Company from former Chief Executive Officer	1,000.0

Total	$37,500.0

The Company’s management believes the effect of the above on the nine months ended September 30, 2000, is a decrease in revenues of approximately $18,890,000, a related decrease in amortization expense of approximately $11,988,300 and a decrease in net income of approximately $9,137,000. In addition, the above adjustments decreased accounts receivable by approximately $18,230,100 and decreased film costs by approximately $1,814,700.

NOTE 5 — FIXED ASSETS

	Amounts in 000's

	September 30, 2001	December 31, 2000

Equipment	$272.8	$329.3
Furniture & other	443.9	539.4
UK office building	—	342.1
Leasehold improvements	1,247.8	1,246.4

Total cost	1,973.2	2,457.2
Accumulated depreciation	(794.8)	(578.4)

Total	$1,178.4	$1,878.8

The Company sold its UK office building during the nine months ended September 30, 2001, which resulted in a $206,000 gain reflected in the results of operations.

NOTE 6 — NOTES PAYABLE

On September 30, 2001, the Company had outstanding $1,729,000 in loans secured by all the assets of the Company, which accrues interest on the outstanding balance at 1.75% over Mercantile Bank’s certificate of deposit rate. The Company defaulted on certain financial obligations and received a waiver from the bank of a financial covenant violation.

The Company obtained a loan in the amount of $150,000 from Nick Kahla, which carries interest at 17% per annum and matured on March 16, 1999. As of September 30, 2001, the total liability including accrued interest is $232,400. The note is secured by substantially all the assets of the Company. The Company is currently negotiating with Nick Kahla to pay off this note.

In October 2000, the Company received a $8,139,000 11.4% loan from a financial institution. The loan has a term of one year and is secured by the Company’s television series “Call of the Wild.” As of September 30, 2001, $6.5 million remains outstanding on this loan. As of October 31, 2001, the Company was in default in payment of installments due for the four months ended October 31, 2001.

The Company has $237,500 in other notes payable as of September 30, 2001. Such notes are payable on demand and bear interest at 10% per annum.

NOTE 7 — CONVERTIBLE NOTES

In June 2001, the Company completed a private offering of its securities comprised of:

•	$1,045,000 in 8% convertible notes due May 30, 2002, which notes are convertible into shares of the Company’s common stock at a conversion price equal to the lower of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the 15 trading days prior to the date of conversion; • Warrants, exercisable until May 30, 2006, entitling the holder to purchase an aggregate of 1,314,664 shares of the Company’s common stock at an exercise price per share of $1.56;

•	275,000 shares of the Company’s common stock to be issued as finder’s fees; and

•	$72,500 cash finders fee.

The notes are secured by a lien and security interest in the Company’s film library and substantially all of its other assets and properties. The lien and security interest securing the notes are subordinated only to a prior first lien granted to a bank under the Company’s existing $2.0 million credit facility and a prior lien granted to a lender secured by the Company’s “Call of the Wild” televisions series.

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

On August 20, 2001, the Company agreed to issue to certain of the holders of the 8% convertible notes warrants to purchase 1,261,750 shares of our common stock at an exercise price of $0.50 per share, in consideration of their agreement to permit the Company to immediately proceed with additional equity and equity-type financing of up to $5,000,000. In addition, the Company agreed to reduce the exercise price on all of the warrants previously issued to the holders of the 8% notes and to Refco (see NOTE 8 — EQUITY LINE OF CREDIT) from $1.56 per share to $0.50 per share, and committed to pay to Refco an additional fee of up to $100,000, payable at the rate of 5% of all additional proceeds received in connection with any additional financing. The notes are secured by a lien and security interest in the Company’s film library and substantially all of its other assets and properties. The lien and security interest securing the notes are subordinated only to a prior first lien granted to a bank under the Company’s existing $2.0 million credit facility and a prior lien granted to a lender secured by the Company’s “Call of the Wild” televisions series.

NOTE 8 — EQUITY LINE OF CREDIT

On June 20, 2001, the Company entered into an equity line of credit agreement with Refco Capital Markets Ltd. (“Refco”) pursuant to which the Company has the right (but not the obligation) under certain conditions to sell a minimum of $100,000 per month of the Company’s common stock at a price per share based on 85% of the prevailing average per share trading price of the Company’s common stock. The Company intends to file a registration statement to register 6,000,000 shares of its common stock for future issuance to satisfy certain of its obligations under the terms of the Refco agreement. The Company can sell up to $20,000,000 of its securities for a period of 24 months after the effective date of the registration statement that it files to register the securities sold to Refco. In view of the currently low price levels at which the Company’s common stock trades, the Company does not presently intend to use the equity line of credit. However, the Company’s liquidity and capital requirements may necessitate the use of such facility.

In consideration for its purchase commitment under the equity line of credit agreement, on June 20, 2001, the Company agreed to issue Refco warrants, exercisable until June 20, 2006, to purchase an aggregate of 750,000 shares of the Company’s common stock at an exercise price per share of $1.56. (See NOTE 6 — CONVERTIBLE NOTES)

NOTE 9 — SUBSEQUENT EVENTS

On August 17, 2001, the Company received notice from Nasdaq that the Company did not meet the minimum bid price requirements to continue to be listed on the Nasdaq National Market Quotation System (“NASDAQ”). The Company had 90 days from the notice date to satisfy this requirement or risk being de-listed from the NASDAQ. On October 9, 2001, the Company received notice from Nasdaq that the Company has received a waiver from this requirement through January 2, 2002 and the Board of Directors is considering several actions to meet this requirement prior to that date.

On October 12, 2001, the Company filed a report on Form 8-K, as amended, to disclose the terms of the Consolidated Letter of Intent with Murchison Media Group (“MMG”). The Consolidated Letter of Intent (the “LOI”) dated September 7, 2001 outlines a transaction pursuant to which MMG will invest up to $5,000,000 in the Company by June 30, 2002. The transaction is subject to, among other things, the completion of due diligence and other matters. In connection with the LOI and the initial advance of funding, the Company accepted the resignation of four of the five members of the Board of Directors and it’s then Chief Executive Officer and a reconstituted Board of Directors has been appointed.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-looking Statements

The following is an analysis of the Company’s results of operations and liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company’s actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company’s merchandise and the continued availability of suitable merchandise; the Company’s relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets in which the Company competes; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; competitive products, services and pricing; delays in production schedules; product life cycles; sale terms and conditions; financial market volatility affecting our stock price; litigation; and other factors discussed herein or from time to time in the Company’s other filings with the Securities and Exchange Commission.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company’s dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Results of Operations

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

Revenues. For the three months ended September 30, 2001, the Company reported a net loss of approximately $880,200 on total revenues of approximately $531,300 compared to a net loss of approximately $2,214,100 on total revenues of approximately $3,059,000 for the same period ended September 30, 2000. Net loss increased as a percentage of revenue for the three months ended September 30, 2001, versus the three months ended September 30, 2000, primarily due to a lack of revenues for the 3 months ended September 30, 2001. Revenue for the period ended September 30, 2001 included approximately $400,000 from Warner Chappel for music content sales and $113,000 in sales of film library programming. Revenue for the period ended September 30, 2000 included approximately $941,000 from Mysterious Places, $900,000 from Total Recall, and $338,000 from Live Thru This.

Gross profit margin. Gross profit margin on sales of music content and film programming, without including any administrative expenses, for the three months ended September 30, 2001 was 46% as compared to 8% for the three months ended September 30, 2000. The increase was due to higher gross margins on the music content sale.

Operations. The operations for the quarter ended September 30, 2001 included increased professional and consulting costs of $248,700 related to pending litigation, replacement of prior senior management and no capitalization of overhead to film inventory due to a lack of film production. The Company had $1,374,100 of capitalized overhead for the quarter ended September 30, 2000.

Interest expense. Interest expense was $544,100 for the three months ended September 30, 2001, as compared to $434,800 for the three months ended September 30, 2000. The increase is due to the additional $2 million of debt incurred by the Company during March 2001 and May 2001.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

Revenues. For the nine months ended September 30, 2001, the Company reported a net loss of approximately $5,803,100 on total revenues of approximately $5,593,100 compared to a net loss of approximately $6,450,000 on total revenues of approximately $15,832,600 for the same period ended September 30, 2000. Net loss decreased as a percentage of revenue for the nine months ended September 30, 2001, versus the nine months ended September 30, 2000, primarily due to professional and consulting fees of $1,986,200 associated with fundraising, litigation expenses, internal investigations, financial statement restatement, and replacement of prior senior management and a lack of revenues for the 3 months ended September 30, 2001. Revenue for the period ended September 30, 2001 included approximately $705,700 in sales of film library programming, approximately $3,563,800 from the sale of “Final Jeopardy”, approximately $799,500 from the sale of “Live through This”, $400,000 from Warner Chappel for music content sales, and approximately $273,500 from the sale of “Call of the Wild”. Revenue for the period ended September 30, 2000 included approximately $5,089,400 in sales of film library programming, $5,150,000 on the airing in syndication of “Total Recall 2070: The Series” and approximately $1,470,000 on the delivery of seven episodes of “Call of the Wild”.

Gross profit margin. Gross profit margin on sales of music content and television programming, without including any administrative expenses, for the nine months ended September 30, 2001 was 22% compared to 14% for the period ended September 30, 2000. The increase was due to the sale of “Final Jeopardy” and the music content sale at higher gross margins than prior year products.

Operations. The operations for the nine months ended September 30, 2001 included increased professional and consulting costs of $1,986,200 ($653,300 in common stock issued for services) related to fundraising, pending litigation expenses and replacement of prior senior management and no capitalization of overhead to film inventory due to a lack of film production. The Company had $4,771,400 of capitalized overhead for the nine months ended September 30, 2000. Other loss reflects a $206,000 gain on the sale of our U.K. office building offset against $776,000 in foreign currency translation losses reclassified to the Statement of Operations due to termination of our U.K. operations.

Interest expense. Interest expense was $1,303,100 for the nine months ended September 30, 2001, as compared to $470,000 for the nine months ended September 30, 2000. The increase is due to the additional $1 million of debt incurred by the Company during March 2001. Interest income for the nine months ended September 30, 2000 was $578,600 versus nil for 2001. The decrease in interest income is due to lower cash balances in the Company’s accounts during the six-month period ended September 30, 2001.

Receivables. Receivables at September 30, 2001 were $298,000 and approximately 59.3% of these receivables are from entities domiciled outside the United States. Receivables represent approximately 1.4% of the total assets of the Company.

Liquidity and Capital Resources

The Company had cash balances of $160,400 as of September 30, 2001.

In March 2001, the Company received $1,000,000 dollars in proceeds from an increase in its credit facility with a bank, pursuant to a term loan due within one year.

Convertible Notes — Effective as of May 30, 2001, we completed a private offering of our securities comprised of:

•	$1,045,000 in 8% convertible notes due May 30, 2002, which notes are convertible into shares of the Company’s common stock at a conversion price equal to the lower of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the 15 trading days prior to the date of conversion;

•	Warrants, exercisable until May 30, 2006, entitling the holder to purchase an aggregate of 1,314,664 shares of the Company’s common stock at an exercise price per share of $1.56;

•	275,000 shares of the Company’s common stock to be issued to certain finders; and

•	$72,500 cash finders fee to certain finders.

The notes are secured by a lien and security interest in the Company’s film library and substantially all of its other assets and properties. The lien and security interest securing the notes are subordinated to a prior first lien granted to a bank under the Company’s existing $2.0 million credit facility and a prior lien granted to a lender secured by the Company’s “Call of the Wild” televisions series.

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

Equity Line of Credit — On June 20, 2001, the Company entered into an equity line of credit agreement with Refco Capital Markets Ltd. under which we have the right (but not the obligation) under certain conditions to sell a minimum of $100,000 per month of the Company’s common stock at a price per share based on 85% of the prevailing average per share trading price of the Company’s common stock. The Company intends to file a registration statement to register 6,000,000 shares of its common stock for future issuance to satisfy certain of its obligations under the equity line of credit agreement. The Company may sell up to $20,000,000 of its Securities for a period of 24 months after the effective date of the registration statement that it files to register the securities sold to Refco. In view of the currently low price levels at which the Company’s common stock trades, the Company does not presently intend to use the equity line of credit. However, the Company’s liquidity and capital requirements may necessitate the use of such facility. In consideration for its purchase commitment under the equity line of credit agreement, on June 20, 2001 the Company agreed to issue to Refco Capital Markets Ltd. warrants, exercisable until June 20, 2006, to purchase an aggregate of 750,000 shares of the Company’s common stock at an exercise price per share of $1.56.

On August 20, 2001, the Company agreed to issue to certain of the holders of the 8% convertible notes warrants to purchase 1,261,750 shares of our common stock at an exercise price of $0.50 per share, in consideration of Refco’s agreement to permit the Company to immediately proceed with additional equity and equity-type financing of up to $5,000,000. In addition, the Company agreed to reduce the exercise price on all of the warrants previously issued to the holders of the 8% notes from $1.56 per share to $0.50 per share, and committed to pay to Refco an additional fee of up to $100,000, payable at the rate of 5% of all additional proceeds received in connection with any additional equity or equity-type financing.

Murchison Media Group and Additional Third Party Investments — The Company has received approximately $600,000 of interim financing as of November 15, 2001, pursuant to the issuance of certain Company notes payable (See NOTE 6 — NOTES PAYABLE and NOTE 9 — SUBSEQUENT EVENTS)

Defaults on Credit Lines — (See NOTE 3 — LITIGATIONS AND CONTINGENCIES) The Company is presently in default with regard to certain terms and obligations with respect to $8.4 million in notes payable to several secured lenders. Management is attempting to restructure its indebtedness but there is no guarantee such negotiations will be successful.

Capital Needs. The Company’s operations require approximately $300,000 per month. Current revenues from sales are approximately $150,000 per month. The Company has taken significant steps to reduce its operating costs and trade debt and is presently implementing a reorganization plan and hopes to further reduce operating costs and generate additional cash from sales activities and third party investments. There can be no assurances that the Company will be successful in continuing to reduce its current obligations or generating the required additional cash. If the Company is not successful, the Company may not be able to continue as a “going concern” and may consider court protection from its creditors.

In connection with it’s reorganization plan, the Company has entered into agreements with sub-distributors to market its film library titles. The Company is also active in discussions with several sources for various types of equity and debt related financings. No assurance can be given that sales arrangements will sustain operations and that any such additional financing arrangements will ultimately be obtained or that they will be on reasonably acceptable terms.

Even if the Company is able to solve its short-term liquidity and capital needs, the distribution of film products generally requires the Company to be able to provide deficit financing to producers (representing the difference between the cost of production and amounts advanced by United States television networks). To expand the Company’s business and obtain new film products for distribution, the Company will be required to obtain a source for deficit financing for future projects and library acquisitions. Although the Company intends to continue to explore the possibility of obtaining a significant production line of credit with a commercial bank, there is no assurance that the Company will be able to consummate such financing or if such transactions are completed, that it will be on commercially favorable terms.

TEAM COMMUNICATIONS GROUP, INC.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

The Securities and Exchange Commission is currently conducting an investigation into the matters discussed in this Item 1.

Commencing on March 9, 2001, a series of class action securities complaints were filed against the Company, a former chief executive officer and a former chief financial officer in the United States District Court for the Central District of California on behalf of purchasers of the Company’s publicly traded securities during the period between November 23, 1999 and February 12, 2001. (See NOTE 3 — LITIGATION AND CONTINGENCIES)

Item 2. Changes in Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.
(d)	Not applicable.

Item 3. Defaults Upon Senior Securities

The Company is currently in default with regard to terms and obligations to several lenders. (See NOTE 3 — LITIGATION AND CONTINGENCIES)

Item 4. Submissions of Matters to Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     On October 12, 2001, the Company filed a report on Form 8-K, as amended, to disclose the terms of the Consolidated Letter of Intent with Murchison Media Group (“MMG”). The Consolidated Letter of Intent outlines a transaction pursuant to which MMG will invest up to $5,000,000 in the Company by June 30, 2002. The terms of the transaction are contained in a letter of intent, dated as of September 7, 2001. The transaction is subject to, among other things, the completion of due diligence and other matters. In connection with the Letter of Intent and the initial advance of funding, the Company accepted the resignation of Michael Solomon, Russell Barry and Alan Liker as members of the Board of Directors. Michael Solomon has also resigned as Chief Executive Officer. Richard Block, Dennis Pope, Company President and Chief Operating Officer Jay Shapiro and Michael Shimaji were subsequently appointed to the Board.

TEAM COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM COMMUNICATIONS GROUP, INC
Dated:	November 16, 2001
		By:	/s/ JAY J. SHAPIRO

Jay J. Shapiro President, Chief Operating Officer and Acting Chief Financial Officer